Form 10-Q
period 1997-06-30
INTERACTIVE ENTERTAINMENT LTD
filed 1997-08-19
CIK 882537

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
( ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED __________

                                       OR

(X) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM March 1, 1997 to June 30, 1997

Commission file number    0-22622

                       INTERACTIVE ENTERTAINMENT LIMITED
             (Exact name of registrant as specified in its charter)


           BERMUDA                                   98-0170199
(State or other Jurisdiction of                   (I.R.S. Employer
Incorporation or Organization)                 Identification Number)


                        845 CROSSOVER LANE, SUITE D-215
                               MEMPHIS, TN 38117
                    (Address of principal executive offices)

                                 (901) 537-3800
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant:

      (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1932 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

                            Yes __X__      No_____

     (2) has been subject to such filing requirements for the past 90 days.

                            Yes _____      No__X__

The registrant had 17,886,725 shares of common stock outstanding as of June 30, 1997.

Exhibit index is located on page 21

                       INTERACTIVE ENTERTAINMENT LIMITED

                                     INDEX

PART I. - FINANCIAL INFORMATION                                           PAGE
Item 1.  Consolidated Financial Statements

     Consolidated Balance Sheets - June 30, 1997 and February 28, 1997      4

     Consolidated Statements of Operations - Three Months and Four          5
     ended June 30, 1997 and June 30, 1996

     Consolidated Statements of Cash Flows - Three Months and Four          6
     Months ended June 30, 1997 and June 30, 1996

     Notes to Consolidated Financial Statements                             7

     Pro Forma Financial Data                                              14

     Pro Forma Statement of Operations - Year Ended February 28, 1997      15

     Pro Forma Statement of Operations - Four Months Ended June 30, 1997   16

     Notes to Pro Forma Statements of Operations                           17

Item 2.  Management's Discussion and Analysis of Financial Condition       18
         and Results of Operations


PART II. OTHER INFORMATION

Item 4.  Submission of Matters To a Vote of Security Holders               21

Item 6.  Exhibits and Reports on Form 8-K                                  22

                         PART I.  FINANCIAL INFORMATION
                         Item 1.  Financial Statements

     The accompanying unaudited Consolidated Financial Statements of Interactive Entertainment Limited ("IEL" or the "Company"), a Bermuda exempted corporation, have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operation results. Results of operations for interim periods are not necessarily indicative of a full year of operations.

     On April 23, 1997, the Board of Directors of the Company approved and adopted a resolution changing the fiscal year end of the Company to December 31 of each year from the last day of February of each year. Therefore, the Consolidated Financial Statements are presented as transition statements including the four month period ending June 30, 1997.

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                         June 30,                February 28,
                                  ASSETS                                                   1997                      1997
                                                                                      -------------             -------------

CURRENT ASSETS:
  Cash and cash equivalents                                                            $    302,094              $    626,074
  Accounts receivable                                                                        75,171                   119,768
  Prepaid expenses                                                                          201,190                    61,975
                                                                                       ------------              ------------
     Total current assets                                                                   578,455                   807,817
                                                                                       ------------              ------------

PROPERTY AND EQUIPMENT, at cost
  Land                                                                                      800,000                   800,000
  Equipment and vehicles                                                                    870,619                   843,595
                                                                                       ------------              ------------
                                                                                          1,670,619                 1,643,595
  Less:  accumulated depreciation                                                          (311,415)                 (284,705)
                                                                                       ------------              ------------
     Property and equipment, net                                                          1,359,204                 1,358,890

SOFTWARE UNDER DEVELOPMENT (Note 2)                                                       1,815,034                 1,357,869

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED (Note 2)                               14,753,961                        --
                                                                                       ------------              ------------
     Total assets                                                                      $ 18,506,654              $  3,524,576
                                                                                       ============              ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                               $    972,025             $     979,948
                                                                                       ------------              ------------
     Total current liabilities                                                              972,025                   979,948

CONVERTIBLE DEBENTURES (Note 3)                                                             654,834                        --

MINORITY INTEREST                                                                                --                   277,249

SHAREHOLDERS' EQUITY
  Common shares, $0.01 par value, authorized - 50,000,000 shares
    outstanding - 17,886,725 shares (Note 9)                                                178,867                   133,140
  Class A preferred shares, $0.01 par value, authorized - 3,000
    shares, outstanding - 2,737 shares (Note 6)                                                  27                        27
   Additional paid-in-capital                                                            46,218,370                17,348,313
   Accumulated deficit                                                                  (29,517,469)              (15,214,101)
                                                                                       ------------              ------------
                                                                                         16,879,795                 2,267,379
                                                                                       ------------              ------------
   Total liabilities and shareholders' equity                                          $ 18,506,654              $  3,524,576
                                                                                       ============              ============



                 The accompanying notes are an integral part
                     of these consolidated balance sheets.


                                        INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)

                                                       Three Months Ended                           Four Months Ended
                                                 --------------------------------          --------------------------------------
                                                 Jun 30, 1997        Jun 30, 1996          Jun 30, 1997              Jun 30, 1996
                                                 ------------        ------------          ------------              ------------
OPERATING EXPENSES
 General and administrative                          840,046             384,987               905,846                 1,034,895
 Consulting and contract labor                       294,613             108,357               391,549                   203,090
 Marketing                                            77,476              81,978                86,359                   148,180
 Management fees                                      48,534              48,000                66,034                    83,250
 Depreciation and amortization                       255,147              20,975               262,662                    31,985
                                                 -----------         -----------           -----------               -----------

OPERATING LOSS                                     1,515,816             644,297             1,712,450                 1,501,400
                                                 -----------         -----------           -----------               -----------

OTHER (INCOME) EXPENSE
 Interest income                                      (2,564)            (15,945)               (6,946)                  (44,658)
 Termination of Management Agreement (Note 1)     10,098,175                 -              10,098,175                       -
 Consulting Agreement (Note 8)                     2,417,567                 -               2,417,567                       -
                                                 -----------         -----------           -----------               -----------
                                                  12,513,178             (15,945)           12,508,796                   (44,658)
                                                 -----------         -----------           -----------               -----------

NET LOSS                                         $14,028,994         $   628,352           $14,221,246               $ 1,456,742
                                                 ===========         ===========           ===========               ===========

LOSS PER SHARE                                   $      0.94         $      0.05           $      0.96               $      0.11
                                                 ===========         ===========           ===========               ===========

AVERAGE COMMON SHARES AND
 EQUIVALENTS OUTSTANDING                          14,952,548          13,227,377            14,801,904                13,017,690
                                                 ===========         ===========           ===========               ===========

                                            The accompanying notes are an integral part
                                                 of these consolidated statements.


                                        INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (UNAUDITED)

                                                       Three Months Ended                           Four Months Ended
                                                 -------------------------------           -------------------------------------
                                                 June 30, 1997     June 30, 1996           June 30, 1997           June 30, 1996
                                                 -------------     -------------           -------------           -------------
CASH FLOWS USED IN OPERATING ACTIVITIES:

      Net cash used in operating activities        (1,660,876)          (388,914)            (1,737,583)              (1,020,577)
                                                 -------------       -----------           -------------             -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
 Additions to property and equipment                  (24,691)           (56,707)               (27,024)                 350,705
 Software development cost                           (396,122)           (10,951)              (457,165)                (452,936)
                                                 -------------       -----------           -------------             -----------
      Net cash used in investing activities          (420,813)           (67,658)              (484,189)                (102,231)
                                                 -------------       -----------           -------------             -----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
 Proceeds from convertible debenture issuance         763,250                -                  763,250                      -
 Proceeds from stock issuance                       1,134,542          2,294,765              1,134,542                2,692,927
 Payments of notes payable                                -                  -                      -                   (326,575)
                                                 -------------       -----------           -------------             -----------
      Net cash provided by financing activities     1,897,792          2,294,765              1,897,792                2,366,352
                                                 -------------       -----------           -------------             -----------

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                                    (183,897)         1,838,193               (323,980)               1,243,544

CASH AND CASH EQUIVALENTS,
 beginning of period                                  485,991            130,573                626,074                  725,222
                                                 -------------       -----------           -------------             -----------

CASH AND CASH EQUIVALENTS,
 end of period                                   $    302,094        $ 1,968,766           $    302,094              $ 1,968,766
                                                 =============       ===========           =============             ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest                          $    149,808        $    74,787           $    149,808              $   151,464
 Cash paid for taxes                             $      7,469        $    12,774           $      7,469              $    12,774

                                            The accompanying notes are an integral part
                                                 of these consolidated statements.


              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION AND BASIS OF PRESENTATION

The consolidated financial statements of Interactive Entertainment Limited and Subsidiaries (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments necessary for a fair presentation of the results of operations for the interim periods presented. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. For this reason, the consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 20-F for the year ended February 28, 1997.

The Company is a Bermuda exempted company which, in June 1997, changed its name from Sky Games International, Ltd. ("SGI") to Interactive Entertainment Limited. The Company's principal business objective is to develop, implement and manage computerized, remote gaming software for use by passengers on international airline flights.

The Company has entered into a contract to provide its gaming software to one international airline, Singapore Airlines. Singapore Airlines has selected the Matsushita Avionics Systems Corp. hardware platform and operating system for its interactive entertainment system. The Company has been attempting to integrate its software with the Matsushita Avionics Systems Corp. network and operating system, and other third party provided software with which the Company's software is also required to be integrated pursuant to its agreements with Singapore Airlines, for over a year with limited success. Although the Company believes the software will ultimately be successfully integrated, there is no assurance of such success, or if it does occur, when it will occur. Management continues to believe the success of its software on Singapore Airlines will be critical to its ability to secure additional airline contracts. The Company has yet to receive any revenues under its agreement with Singapore Airlines and may never receive any such anticipated revenues if its software cannot be successfully integrated with the network and operating system utilized by Singapore Airlines.

Until the Company receives sufficient cash flow from operations, additional funding will be required to allow the Company to continue operations. Based on discussions with potential investors, management believes the Company will be successful in obtaining sufficient financing to enable the Company to continue its operations for the foreseeable future.

Prior to June 17, 1997, the Company operated its principal business activities through its indirectly 80%-owned subsidiary, Interactive Entertainment Limited ("Old IEL"). The remaining 20% of Old IEL was held by an affiliate of Harrah's Entertainment, Inc. (which, together with its affiliates, is referred to herein as "Harrah's"). Harrah's also managed the operations of Old IEL pursuant to a management agreement effective December 30, 1994 (the "Management Agreement").

Effective June 17, 1997, pursuant to a Plan and Agreement of Merger and Amalgamation dated May 13, 1997, Old IEL was merged into the Company (the

"Merger"). As part of the Merger, the Management Agreement with Harrah's was terminated. Harrah's received a total of 5,879,040 shares of the Company's $.01 par value common stock (the "Common Stock") in exchange for its 20% ownership interest in Old IEL and as consideration for the termination of the Management Agreement. Of the total shares issued to Harrah's, 3,617,871 shares were allocated to the acquisition of Harrah's 20% ownership interest in Old IEL and 2,261,169 shares were allocated to the termination of the Management Agreement. This allocation was based on the Merger negotiation discussions held with Harrah's.

The acquisition of minority interest, previously held by Harrah's, has been accounted for under the purchase method. The value of the purchase price was based on the average quoted market price of the Company's Common Stock when the Merger was announced, or $4.466 per share. The preliminary allocation of the purchase price and estimates of fair value of the Company's assets has resulted in an allocation which differs from the tentative valuations and allocations set forth in the pro forma financial statements contained in the Company's proxy statement dated May 13, 1997, and such allocations and valuations are subject to further change as management refines its analysis. This transaction represents a non-cash transaction for purposes of the Consolidated Statements of Cash Flows.

The shares issued to terminate the Management Agreement were also valued at $4.466 per share, and the total value of the shares is reflected as termination of management agreement in the accompanying Consolidated Statements of Operations for the quarter and four months ended June 30, 1997. Prior to termination, the Company paid Harrah's a monthly fee of $10,000 and was obligated to pay Harrah's a percentage of future gross revenues.

Prior to the Merger, Harrah's had agreed, pursuant to a funding agreement, to loan up to $1,000,000 (the "Harrah's Loan") to Old IEL. Upon closing of the Merger, the outstanding principal and accrued interest of the Harrah's Loan converted automatically into 1,007,875 shares of Common Stock at $1.00 per share. In addition, pursuant to the funding agreement, for 90 days following June 17, 1997, the Company had the right, under certain circumstances, to request Harrah's to purchase up to 650,000 shares of Common Stock at a price of $1.00 per share to provide working capital for the Company. However, the Company has notified Harrah's that it will not exercise its rights with respect to the 650,000 shares.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents
-------------------------

The Company considers cash on hand, deposits in banks and short-term investments with maturities of three months or less as cash and cash equivalents.

Software Development
--------------------

All software production costs (i.e., external and internal programmers, graphic design and testing) are being capitalized until the software is available for general release to customers, in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Once capitalization ceases, the software costs will be amortized using the straight-line method over the remaining estimated economic life of the product currently estimated at three to five years.

Equipment
---------

The Company's equipment is recorded at cost and depreciated over its estimated economic life which is generally three to five years. Additions and improvements that materially extend the useful lives are capitalized, while repairs and maintenance costs are expensed as incurred.

Excess of Purchase Price over Net Assets Acquired
-------------------------------------------------

The excess of purchase price over net assets acquired, which arose from the acquisition of the minority interest of Old IEL discussed in Note 1, will be amortized on a straight-line basis over three years, which management estimates is the related benefit period. The amount of the excess purchase price over net assets acquired as preliminarily determined by management differs from that set forth in the pro forma financial statements contained in the Company's proxy statement dated May 13, 1997 and may change further as management refines its analysis. Management regularly evaluates whether or not the future undiscounted cash flows of the Company are sufficient to recover the carrying amount of this asset. Additionally, management continually monitors such factors as the status of new or proposed legislation, the competitive environment and advances in the computer software and hardware industries. If the estimated future undiscounted cash flows are not sufficient to recover the carrying amount of this asset and, accordingly, an impairment has occurred, management intends to write down the carrying amount to its estimated fair value based on discounted cash flows. The amount of amortization expense recorded for the period from the date of the acquisition (June 17, 1997) through June 30, 1997, totaled $235,952.

Impairment of Long-Lived Assets
-------------------------------

In accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," management continually evaluates whether events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Based on management's evaluations, no significant impairments of long-lived assets occurred through June 30, 1997.

Loss Per Share
--------------

Loss per share was computed by dividing net loss by the average common shares outstanding plus the dilutive effect of Common Stock equivalents outstanding and convertible securities, using the treasury stock method based on the average market price of the Company's Common Stock. Fully diluted loss per share is not materially different from primary loss per share.

Reclassifications
-----------------

Certain reclassifications have been made to the historical financial statements as of February 28, 1997, and for the three and four months ended June 30, 1996, to conform to the presentation of the financial statements as of and for the three and four months ended June 30, 1997.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Consolidated Subsidiaries
-------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Sky Games International Corp. (a Nevada corporation), Creator Island Equities Inc. (a British Columbia corporation) and IEL (Singapore) Pte. Ltd. (a Singapore corporation). All material intercompany transactions have been eliminated in consolidation.

3.  CONVERTIBLE DEBENTURES

As of June 30, 1997, the Company had issued $763,250 of 8% convertible debentures due March 31, 1999, $108,416 of which had been converted to 53,280 shares of Common Stock. The outstanding balance of convertible debentures as of June 30, 1997, totaled $654,834.

One-third of the debentures are convertible at any time 60 days after the subscription date, one-third are convertible 90 days after the subscription date; and the balance are convertible 105 days after the subscription date into Common Stock at the lower of 85% of the average of the closing bid prices of the Common Stock for the five trading days immediately preceding the execution by the subscriber of its individual subscription for debentures or 77.5% of the average of the closing bid prices of the Common Stock for the five trading days immediately preceding the date of conversion.

An additional $1.1 million of convertible debentures due July 31, 1999 were sold in July, 1997.

4.  STOCK OPTION PLANS

During fiscal 1996, the Company established and the Company's shareholders approved the 1996 Stock Program for the then upper management, directors and major shareholders of the Company. The options issued under the 1996 Stock Program were exercisable upon the grant date and expire during 2001 through 2006. As of June 30, 1997, options outstanding under the 1996 Stock Program totaled options for 1,130,000 shares of Common Stock.

The Company adopted on December 6, 1996, a Directors Option Plan covering 500,000 shares of Common Stock pursuant to which all directors holding office at December 10th of each year will automatically be granted options for 10,000 shares of Common Stock at the trading price on such day. As of June 30, 1997, options outstanding under the Directors Option Plan totaled 60,000 shares, which were exercisable immediately.

Effective June 16, 1997, the Company established a Management Incentive Plan (the "MIP") by authorizing the issuance of options for 4,070,105 shares of Common Stock. The Company's Board of Directors (the "Board") has the authority to determine the allocation and vesting requirements for such options under the MIP. It is the Board's intention that vesting of the options to be issued under the MIP will create performance incentives for management because a percentage of the options under the MIP will only be exercisable upon the achievement of significant increases in the trading price of the Common Stock and another percentage will vest upon satisfaction of continued employment and other performance goals. As of June 30, 1997, options outstanding under the MIP totaled 1,200,000 shares, all of which will vest specifically on sustaining certain stock price levels. The MIP is accounted for as a variable stock purchase plan, and compensation expense is recognized to the extent the quoted stock price of the Company's stock at the end of the period exceeds the exercise price of the options. No compensation expense was recognized for the MIP during the quarter ended June 30, 1997 as the quoted price of the Company's stock on June 30, 1997 was $2.75, which is less than the $3.00 exercise price of the options.

5.  STOCK WARRANTS

As of June 30, 1997, the Company had outstanding stock warrants for 408,528 shares of its Common Stock at an exercise price of $3.00 per share. Warrants for 308,528 shares expired on July 31, 1997. The balance of the warrants, totaling 100,000 shares have an expiration date of April 30, 1999.

6.  PREFERENCE SHARES OF STOCK

In December 1994, the Company discontinued an engineering and marketing arrangement with B/E Aerospace, Inc. ("BEA"). As part of the termination, the Company issued to BEA a promissory note in the original principal amount of $2.5 million at 12% per annum. On February 28, 1997, the note to BEA, in the approximate amount of $2.7 million (including accrued and unpaid interest), was converted into 2,737 Class A Preference Shares at $1,000 per share.

The Class A Preference Shares are convertible at any time into a number of shares of Common Stock, determined by dividing $1,000 per share of Class A Preference Shares, plus any accrued and unpaid dividends thereon by: (i) prior to February 28, 1999, a conversion price equal to 70% of the average mean of the closing bid and ask prices of the Common Stock for the 20 trading days prior to the conversion (the "Market Price"); (ii) after February 28, 1999 and prior to August 31, 1999, a conversion price equal to 65% of the Market Price; and (iii) after August 31, 1999, a conversion price equal to 60% of the Market Price. Dividends on the Class A Preference Shares are cumulative and payable quarterly at an annual dividend rate of 9%. The Company, at its option, may redeem the Class A Preference Shares, in whole or in part, at any time and from time to time, at a redemption price of $1,000 per share plus any accrued and unpaid dividends thereon. The Company is not required to redeem the Class A Preference Shares. Upon liquidation, holders of the Class A Preference Shares will be entitled to repayment of an amount equal to $1,000 per share plus accrued and unpaid dividends, prior to any distributions to holders of Common Stock. The Class A Preference Shares do not have any voting rights.

7.  INCOME TAXES

As a Bermuda exempted company, IEL is not currently subject to income tax filing requirements in Bermuda. Accordingly, with the exception of U.S. earned interest income, which is subject to U.S. taxation, there are no income tax provisions, benefits, liabilities or assets reflected in the accompanying financial statements. U.S. tax expense related to interest income was approximately $1,000 and $2,000 for the three and four month periods ended June 30, 1997, respectively, and $17,000 for the three and four month periods ended June 30, 1996, respectively, and is included in general and administrative expenses.

8.  RELATED PARTY TRANSACTIONS

Pursuant to the Management Agreement, Harrah's managed Old IEL. The Management Agreement provided for Harrah's to receive a management fee equal to the greater of $10,000 per whole fiscal month, as defined, or a percentage of gross revenues, as defined. Management fees totaled $30,000 for the three month periods ending June 30, 1997 and 1996. Management fees totaled approximately $36,000 and $40,000 and for the four month periods ending June 30, 1997 and 1996, respectively. The Management Agreement was terminated June 17, 1997, in conjunction with the Merger.

Under the terms of the Management Agreement, the Company transferred cash to Harrah's for payments made on the Company's behalf to support its operations, including accounts payable, payroll and capital expenditures. The net transfers for the three month periods ending June 30, 1997 and 1996 totaled approximately
$135,000 and $627,000, respectively.   The net transfers for the four month
periods ending June 30, 1997 and 1996 totaled approximately $143,000 and $774,000, respectively.

In conjunction with the termination of the Management Agreement, certain employees of Harrah's became employees of the Company. The Company agreed to honor accrued vacation earned while these employees were employees of Harrah's. The Company assumed a liability of approximately $17,000 for which it was reimbursed by Harrah's.

The Company was charged a fee by Harrah's for administrative services (including legal, accounting, information technology and office occupancy). The Company was charged approximately $147,000 and $117,000 for the three month periods ending June 30, 1997 and 1996, respectively. The Company was charged approximately $150,000 and $163,000 for the four month periods ending June 30, 1997 and 1996, respectively. This arrangement ended with termination of the Management Agreement.

On June 17, 1997, the Company entered into a Continuing Services Agreement with Harrah's under which Harrah's will provide certain telecommunications, computer systems support and consulting services to the Company. The Company incurred a cost of approximately $11,000 during June, 1997.

Effective June 5, 1997, the Company entered into a lease (the "Sublease Agreement") with Harrah's for the office space occupied by the Company. The Sublease Agreement is for a period of 23 months at a monthly cost of approximately $11,000. In conjunction with the Sublease Agreement and with the Merger, the Company purchased certain leasehold improvements, computer hardware, computer software and office equipment from Harrah's. The total purchase price was approximately $42,000.

During 1996, the Company entered into a sublicense agreement with Harrah's, which provides the Company with rights to use an immediate authorization credit/debit system that Harrah's is developing. The Company reimburses Harrah's for a portion of the development costs which totaled $30,000 and $40,000 for the three month and four month periods ending June 30, 1997, respectively.

On June 17, 1997, in conjunction with the Merger, the Company entered into a Software License Agreement with Harrah's (the "License Agreement"). The License Agreement is a fully-paid, perpetual, world-wide license to Harrah's and its affiliates to use the Company's gaming technology in non-competitive uses in traditional casino venues owned, operated or managed by Harrah's affiliates. The License Agreement includes source codes for all software, but neither party to the License Agreement has any obligations to share or provide any improvements or modifications with the other party.

The Company paid approximately $87,000 and $55,000 during the three month periods ending June 30, 1997 and 1996, respectively, to directors and companies with common directors for management and consulting services. The company paid approximately $115,000 and $73,000 during the four month periods ending June 30, 1997 and 1996, respectively.

On April 30, 1997, the Company entered into a Consulting Agreement with James P. Grymyr, a director of the Company, whereby Mr. Grymyr would provide consulting services to the Company as requested by the Company from time to time. Under the terms of the Consulting Agreement, the Company has issued to Mr. Grymyr 586,077 shares of Common Stock as consideration for all such consulting services both past and future. The Company expects any future consulting services to be minimal. The value of the stock (approximately $2.4 million) is reflected in the Statements of Operations for the three and four month periods ending June 30, 1997, as consulting agreement expense.

Geller & Co., of which Laurence Geller is Chairman and CEO, performed consulting services for the Company pursuant to a retainer agreement that commenced in February, 1996 and terminated August 14, 1997. Geller & Co. was paid a monthly retainer of $5,000. Pursuant to Geller & Co.'s retainer, a grant of options for 200,000 shares of Common Stock with an exercise price of $3.00 and a term of ten years was also made to Geller & Co. In addition, Geller & Co. received 200,000 shares of Common Stock that vest upon the closing of a major financing. The Board has determined that the Mergers which occurred June 17, 1997 constituted a major financing, and, consequently, the 200,000 share success fee has vested.

9.  AGREEMENT REGARDING REDEMPTION OF PERFORMANCE SHARES

When the Company acquired the rights to the in-flight gaming software from Sky Games International, Inc. ("SGII") on November 7, 1991, a portion of the consideration was 3,000,000 shares of Common Stock which, according to then applicable requirements, were placed in escrow, to be released on the basis of one share for each U.S. $1.78 of net cash flow generated from the assets over a ten-year period (the "Performance Shares"). The Performance Shares were issued at a price of $.01 per share with 2,000,000 shares issued to SGII (87 % of the outstanding stock of which is owned by James P. Grymyr, a director of the Company, and his wife) and 1,000,000 shares were issued to Anthony Clements, a director of the Company. An additional 525,000 shares, which were issued to Dr. Rex E. Fortescue, formerly a director of the Company, are held in the escrow on the same terms and are also included as Performance Shares. Each of Messrs. Clements and Fortescue, as of April 30, 1997, have agreed to allow the Company to redeem and cancel the Performance Shares when and if they are released from escrow for any reason whatsoever (the "Redemption Agreement"). As consideration for such agreement to tender the Performance Shares for cancellation by the Company in the event they are ever released from the escrow, the Company has issued to Messrs. Clements and Fortescue, 333,333 and 175,000 shares of Common Stock, respectively. SGII, as of April 30, 1997, has also agreed that it will tender the 2,000,000 Performance Shares which it holds for cancellation by the Company when and if such Performance Shares are released from escrow for any reason whatsoever. As consideration of such agreement, the Company has forgiven the outstanding balance of a note made by SGII to the Company in the approximate amount of $550,000 and has issued to SGII 80,590 shares of Common Stock (the "Redemption and Cancellation Agreement"). In the event the Performance Shares are not released prior to six months after the end of the Company's financial year ending in the year 2002, the Performance Shares will automatically be canceled in accordance with the terms of the escrow agreement.

Each of Messrs. Clements and Fortescue and SGII have the right to include the 588,923 shares of Common Stock issued in connection with the Redemption Agreement and the Redemption and Cancellation Agreement in certain registered offerings conducted by the Company prior to February 25, 1999. As part of the agreements to allow the redemption and cancellation of the Performance Shares, the holders of the Performance Shares have issued an irrevocable proxy to First Tennessee Bank not to vote the Performance Shares at any General Meeting of Shareholders or otherwise. The irrevocable proxy and the agreement not to vote the Performance Shares will terminate upon the cancellation of the Performance Shares.

The escrow agent is prohibited from canceling the Performance Shares under the escrow agreement; however, it is management's opinion that the Performance Shares should be treated as canceled and have no rights and should be excluded from all per share calculations.

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES

                           PRO FORMA FINANCIAL DATA

The following unaudited pro forma financial data illustrates the estimated effects of the issuance of the Class A Preference Stock to B/E Aerospace, Inc. in exchange for debt, the Mergers, the termination of the Management Agreement with Harrah's, the conversion of shares issued under the Harrah's Loan commitment and recent financing through issuance of convertible debentures. The Pro Forma Statements of Income are based on the income statements of the Company for the periods presented and assume the transactions were consummated at the beginning of such periods.

The Pro Forma Statements of Income do not purport to represent what the results of operations of the Company would actually have been if the transactions had in fact been consummated on such date or at the beginning of the periods indicated or to project the results of operations for any future date or period. The pro forma adjustments are based upon available information and upon certain assumptions the management of the Company believes are reasonable in the circumstances. The estimated effects of the Mergers and the termination of the Management Agreement differ from those set forth in the Company's proxy statement dated May 13, 1997 and reflect changes in management's view of the fair value of the assets acquired. As management finalizes its valuations and allocations, historical results may continue to differ from those indicated by the estimates contained in the following pro forma financial data.

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES
                         PRO FORMA STATEMENT OF OPERATIONS
                     FOR THE YEAR ENDED FEBRUARY 28, 1997
                                  (UNAUDITED)


                                                                              Pro Forma
                                                       Historical            Adjustments        Pro Forma
                                                       ----------            -----------        ---------
OPERATING EXPENSES
  General and administrative                           $  871,359          $  (253,973)(a)     $   990,215
                                                                               372,829 (b)
  Consulting and contract labor                         1,108,492                                1,108,492
  Travel, marketing and promotion                         625,945                                  625,945
  Management Fees                                         211,000             (120,000)(c)          91,000
  Depreciation and amortization                            87,976            4,996,638 (d)       5,084,614
                                                       ----------          -----------         -----------

OPERATING LOSS                                          2,904,772            4,995,494           7,900,266

OTHER (INCOME) EXPENSE
  Interest income                                         (63,738)                                 (63,738)
  Termination of management agreement (Note 1)                  -                                        -
  Write down of assets                                  1,246,903 (e)                            1,246,903
  Consulting agreement (Note 9)                                 -                                        -
                                                       ----------          -----------         -----------
                                                        1,183,165                    -           1,183,165
                                                       -----------         -----------         -----------

NET LOSS                                               $4,087,937 (e)      $ 4,995,494         $ 9,083,431
                                                       ===========         ===========         ===========

LOSS PER SHARE                                         $    0.323 (e)                          $     0.517
                                                       ===========                             ===========

AVERAGE COMMON SHARES AND                              12,671,005            4,898,128  (f)     17,569,133
  EQUIVALENTS OUTSTANDING

The accompanying notes are an integral part of this Pro Forma Statement of Operations.

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES
                       PRO FORMA STATEMENT OF OPERATIONS
                    FOR THE FOUR MONTHS ENDED JUNE 30, 1997
                                  (UNAUDITED)


                                                                        Pro Forma
                                                   Historical          Adjustments           Pro Forma
                                                  ------------        -------------        ------------

OPERATING EXPENSES
  General and administrative                       $   905,846                              $    905,846
  Consulting and contract labor                        391,548                                   391,548
  Travel, marketing and promotion                       86,359                                    86,359
  Management Fees                                       66,034             (35,667)(c)            30,367
  Depreciation and amortization                        262,662           1,429,594 (d)         1,692,256
                                                   -----------         -----------          ------------

OPERATING LOSS                                       1,712,449          1,393,927              3,106,376

OTHER (INCOME) EXPENSE
  Interest income                                       (6,946)                                   (6,946)
  Termination of management agreement (Note 1)      10,098,175                                10,098,175
  Write down of assets                                       -                                         -
  Consulting agreement (Note 9)                      2,417,594                   -             2,417,594
                                                   -----------          ----------          ------------
                                                    12,508,823                                12,508,823
                                                   -----------          ----------          ------------

NET LOSS                                           $14,221,272          $1,393,927          $ 15,615,199
                                                   ===========          ==========          ============

LOSS PER SHARE                                     $      0.96                              $       0.89
                                                  ============                              ============

AVERAGE COMMON SHARES AND                           14,801,904           2,767,229 (f)        17,569,133
  EQUIVALENTS OUTSTANDING

The accompanying notes are an integral part of this Pro Forma Statement of Operations.

                       INTERACTIVE ENTERTAINMENT LIMITED

                  NOTES TO PRO FORMA STATEMENT OF OPERATIONS

(a) Reflects the assumption that the note payable to B/E Aerospace was exchanged into Class A Preference Shares thereby eliminating interest on the note for the period.

(b) Reflects elimination of the non-controlling interest previously held by Harrah's.

(c) Reflects a reduction in expense from elimination of management fees assuming termination of the Management Agreement with Harrah's.

(d) Reflects amortization of the excess purchase price over the net assets acquired. (See Note 2 to the Consolidated Financial Statements.)

(e) Restated to reflect the reclassification of the write off of a note, which after review, management believes should have been recorded as an adjustment to the capital accounts rather than as an expense.

(f)  Shares outstanding are adjusted to reflect:

     1. 1,007,875 shares issued to Harrah's upon conversion of the $1,000,000 loan plus accrued interest (See Note 1 to the Consolidated Financial Statements),

     2. the agreement to tender 3,525,000 Performance Shares for cancellation and the issuance of 588,923 shares in replacement (See Note 9 to the Consolidated Financial Statements),

     3. 2,261,169 shares issued to Harrah's upon termination of the Management Agreement (See Note 1 to the Consolidated Financial Statements),

     4. 3,617,871 shares issued to Harrah's in exchange for its 20% interest in the former operating subsidiary, Old IEL. (See Note 1 to the Consolidated Financial Statements), and

     5. 947,290 shares issued to various parties assuming conversion of the convertible debentures issued through August 15, 1997. (See Note 3 to the Consolidated Financial Statements.)

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES

Management Discussion and Analysis of Financial Condition and Results of Operations

Overview
--------

Interactive Entertainment Limited ("IEL" or the "Company"), formerly known as Sky Games International Ltd. ("SGI") is a Bermuda exempted company which was incorporated on February 28, 1981. The Company's activities are focused on providing in-flight gaming software and services by developing, implementing and operating a computer-based interactive video entertainment system of gaming and other entertainment activities on, but not limited to, the aircraft of international commercial air carriers.

On December 30, 1994, the Company entered into a Shareholders Agreement with SGI Holding Corporation Limited ("SGIH"), a wholly-owned subsidiary of SGI, and Harrah's Interactive Investment Company ("HIIC"), an indirect wholly-owned subsidiary of Harrah's Entertainment, Inc., the result of which was that Old IEL became owned 80% by SGIH and 20% by HIIC. Pursuant to the Management Agreement, Old IEL was managed by Harrah's Interactive Entertainment Company ("HIEC"), an affiliate of Harrah's.

At a Special General Meeting of shareholders held on June 16, 1997, pursuant to a Plan and Agreement of Merger and Amalgamation dated May 13, 1997, Old IEL was merged into SGIH (the "Subsidiary Merger") and then into SGI (the "Parent Merger"). Prior to the Merger, Harrah's owned 20% of the capital stock of Old IEL and did not own any capital stock or other securities of SGI and had no representatives on the Board. As a result of the Merger of Old IEL and SGIH, the outstanding shares of Old IEL common stock held by Harrah's were converted into 5,879,040 shares of Common Stock therefore making Harrah's the largest shareholder of the Company holding approximately 38.6 % of the outstanding shares.

Pursuant to the Amalgamation Agreement, Harrah's was provided with the right to appoint persons to the Board and to specified committees in a number generally proportionate to their share holdings. Additionally, Harrah's was provided with the right to approve specified significant corporate actions by the Company for as long as the ownership of Common Stock by Harrah's is in excess of 20% (10% in some cases) of the outstanding voting shares computed on a fully-diluted basis.

Upon consummation of the Parent Merger, SGI changed its name to Interactive Entertainment Limited and installed Gordon Stevenson as President and Chief Executive Officer. The Company is in the process of consolidating certain operations formerly performed at its Vancouver, British Columbia office into its Memphis, Tennessee headquarters.

The Company has yet to generate any operating revenues and has no assurance of future revenues. Its principle activities through June 30, 1997, consisted of developing, testing and marketing the in-flight gaming software. As of June 30, 1997, IEL had one airline contract to provide its gaming software to Singapore Airlines, which has various termination provisions. The contract provides for a six-month minimum trial period for the parties to assess the operation of the in-flight gaming system and public acceptance of the in-flight gaming business. The Company and Singapore Airlines are not yet in the six-month trial period. During this trial period, the airline has no affirmative obligation to install the system on any or all of its aircraft; although, if 12 aircraft are not installed with the system within 18 months from the date in-flight gaming begins, IEL may terminate the contract. In addition, gaming is prohibited on the aircraft of U.S. commercial air carriers and on all flights to and from the United States. Other countries may introduce similar prohibitions, which could result in termination of the contract.

Results of Operations
---------------------

Operating expenses for the quarter ended June 30, 1997, were approximately $1.5 million compared to approximately $0.6 million for the same period of 1996. This increase in operating expenses relates primarily to the Merger. The Company incurred approximately $220,000 of additional legal fees in conjunction with the Merger during the three months ended June 30, 1997, as compared to the same period in 1996. Additionally, the Company incurred approximately $235,000 in amortization expense related to the excess of purchase price over net assets acquired and $61,000 in commissions related to the issuance of the convertible debentures during the three months ended June 30, 1997, which was not incurred in the same period in 1996. Consulting and contract labor also increased by approximately $186,000 from period to period.

Pursuant to the Management Agreement effective from December 30, 1994 to June 17, 1997, Harrah's managed the Company for a fee. The Management Agreement provided for Harrah's to receive a management fee equal to the greater of $10,000 per whole fiscal month, as defined, or a percentage of gross revenue as defined. IEL was required to pay Harrah's $120,000 in management fees during the fiscal year ended February 28, 1997. As a result of the Merger, the Management Agreement was terminated in exchange for 2,261,169 of the 5,879,040 shares of Common Stock given to Harrah's.

On June 17, 1997, the Company completed the buy-out of Harrah's agreement to manage the operations of Old IEL. An early termination fee expense of approximately $10 million was incurred for this transaction.


Liquidity and Capital Resources
-------------------------------

At June 30, 1997 the Company has a working capital deficit of $394,000. The Company's primary source of funding has been through sales of its equity and securities convertible into equity.

As of April 30, 1997, the Company issued to Dr. Rex E. Fortescue, formerly a director of the company, and Anthony P. Clements, a director of the Company, 175,000 and 333,000 shares of Common Stock, respectively, as consideration for agreements to tender 525,000 and 1,000,000 shares of Common Stock, respectively, which are held in escrow pursuant to a performance carry-out, when such shares are released from escrow.

As of April 30, 1997, the Company forgave the outstanding balance of a note made by Sky Games International, Inc. ("SGII"), a company controlled by James P. Grymyr, a director of the Company, and his wife to the Company in the approximate amount of $549,651, and issued to SGII 80,590 shares of Common Stock as consideration for SGII's agreement to tender 2,000,000 shares of Common Stock owned by SGII which are held in escrow pursuant to a performance carry-out, when such shares are released from escrow.

On May 13, 1997, the Company entered into a Funding Agreement with Harrah's under which Harrah's provided a loan of $1,000,000. On June 17, 1997, the loan plus accrued interest was converted into 1,007,875 shares of Common Stock. In addition, pursuant to the funding agreement, for 90 days following June 17, 1997, the Company had the right to request Harrah's to purchase, under certain conditions, up to 650,000 shares of Common Stock at a price of $1.00 per share to provide working capital for the Company. However, the Company has notified Harrah's that it will not exercise its rights with respect to the 650,000 shares.

In December 1994, the Company discontinued an engineering and marketing arrangement with B/E Aerospace, Inc. (BEA). As part of the termination, the Company issued to BEA a promissory note in the original principal amount of $2.5 million at 12% per annum. The note to BEA, in the approximate amount of $2.7 million as of January 31, 1997 (including accrued and unpaid interest), was converted into 2,737 Class A Preference Shares.

The Company retained London Select Enterprises, Ltd. to make a private placement of up to $3.5 million of 8% convertible debentures due March 31, 1999. As of June 30, 1997, sales had been closed on $763,250 of the debentures. As of June 30, 1997, debentures with a principal amount of $108,416 had been converted into 53,280 shares of Common Stock.

A second tranche of $500,000 and a third tranche of $600,000 were closed subsequent to the end of the quarter. Management does not believe that any additional capital will be raised from this source. On April 11, 1997, warrants were exercised for 19,615 shares of Common Stock.

The Company has not yet generated any operating revenue under its agreements with Singapore Airlines. Until the Company receives sufficient cash flow from operations, additional funding will be required to allow the Company to continue operations during fiscal year 1997. Absent sufficient cash flow from operations, the short-term viability of the Company and the Company's ability to continue its operations is directly dependent upon the completion of significant additional financing.


New Financial Accounting Standards

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This statement, effective for fiscal years ending after December 15, 1997, simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share," and makes them comparable to international EPS standards. Early adoption of this standard is not permitted, and the Company has not determined the future financial statement impact of adopting this statement.


Forward-Looking Information

Except for historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1993, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statement. Such risks and uncertainties include the inability to complete integration and testing of the Company's software with the Matsushita system.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.  NONE

Item 2.  Changes in Securities.  NONE

Item 3.  Defaults Upon Senior Securities.  NONE

Item 4.  Submission of Matters To a Vote of Security Holders

     The Company held a Special General Meeting of stockholders on June 16, 1997. The following matters were voted upon at the meeting:

1.   a resolution to:   a.  amend the Bye-Laws of the Company,

                        b. change the name of the company from Sky Games International, Ltd. to Interactive Entertainment Limited,

                        c. change the par value of Common Stock from Cdn.$.01 to US$.01,

                        d. authorize the creation of 3,000 Non-Voting Convertible Redeemable Class A Preference Shares of par value US$.01 and 5,000,000 Class B Redeemable Preference Shares of par value US$.01, and

                        e. authorize the Directors to issue the Non-Voting Convertible Redeemable Preference Shares and the Redeemable Preference Shares on terms the Directors deem appropriate

There were 6,703,686 shares voted at the meeting. Of these 6,292,589 (93.9%) voted in favor of the resolution, 398,500 (5.9%) opposed the resolution, and 12,327 (0.2%) abstained.

Item 5. Other Information.  NONE

Item 6. Exhibits and reports on Form 8-K

     (a) Exhibits

         27. Financial Data Schedule

     (b) Reports on Form 8-K

         8-K filed June 27, 1997 for events occurring on June 16, 1997 8-KA filed July 30, 1997 amending the above.
         8-K filed July 30, 1997 for events occurring on July 15, 1997

                                   Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     INTERACTIVE ENTERTAINMENT LIMITED



August 18, 1997                      BY:  /s/  David B. Lamm
                                         --------------------------------------
                                         Chief Financial Officer



August 18, 1997                      BY:  /s/ Michael A. Irwin
                                         --------------------------------------
                                         Director of Finance and Administration
                                         (Chief Accounting Officer)