Form 10-Q
period 1997-09-30
INTERACTIVE ENTERTAINMENT LTD
filed 1997-11-19
CIK 882537

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1997

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                                                          --------------

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

                         Yes    X       No
                             --------      -------

     (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X       No
                             -------       -------

The registrant had 19,250,602 shares of common stock outstanding as of November 14, 1997.

Exhibit index is located on page 19

                       INTERACTIVE ENTERTAINMENT LIMITED

                                     INDEX

PART I.  FINANCIAL INFORMATION                                                          PAGE
Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets - September 30, 1997 and February 28, 1997           3

         Consolidated Statements of Operations - Three Months and Seven Months            4
         ended September 30, 1997 and 1996

         Consolidated Statements of Cash Flows - Seven Months ended                       5
         September 30, 1997 and 1996

         Notes to Consolidated Financial Statements                                       6

Item 2.  Management's Discussion and Analysis of Financial Condition                     15
         and Results of Operations


PART II. OTHER INFORMATION

Item 6.(a)  Exhibits                                                                     19

Item 6.(b)  Reports on Form 8-K                                                          20

Item 1. Consolidated Financial Statements

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                ASSETS
                ------
                                          September 30, 1997   February 28, 1997
                                          ------------------   -----------------
CURRENT ASSETS
  Cash and cash equivalents                  $    141,305        $    626,074
  Accounts receivable                              50,387             119,768
  Prepaid expenses                                188,089              61,975
                                             ------------        ------------
      Total current assets                        379,781             807,817
                                             ------------        ------------
PROPERTY AND EQUIPMENT, at cost
  Land                                            434,000             800,000
  Furniture, fixtures and equipment               495,826             643,492
                                             ------------        ------------
                                                  929,826           1,443,492
  Less: accumulated depreciation                 (132,454)           (294,189)
                                             ------------        ------------
    Property and equipment, net                   797,372           1,149,303

SOFTWARE UNDER DEVELOPMENT                      2,166,248           1,357,869

OTHER ASSETS                                      530,723             209,587

EXCESS OF PURCHASE PRICE OVER NET
 ASSETS ACQUIRED                               14,444,933                  --
                                             ------------        ------------
      Total assets                           $ 18,319,057        $  3,524,576
                                             ============        ============

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses      $  1,054,274        $    979,948
                                             ------------        ------------
      Total current liabilities                 1,054,274             979,948

CONVERTIBLE DEBENTURES                          1,000,000           2,600,000

MINORITY INTEREST                                      --             277,249

SHAREHOLDERS' EQUITY
  Common shares, authorized- 50,000,000
   shares; outstanding - 18,443,050 par
   value US$.01 and 13,314,020 par
   value C$.01                                    184,431             106,752
  Class A preferred shares, $0.01 par
   value, authorized - 3,000 shares,
   outstanding - 2,737 shares                          27                  --
  Additional paid-in-capital                   60,354,430          16,027,379
  Accumulated deficit                         (44,274,105)        (16,466,752)
                                             ------------        ------------
                                               16,264,783            (332,620)
                                             ------------        ------------
      Total liabilities and
       shareholders' equity                  $ 18,319,057        $  3,524,576
                                             ============        ============

             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                       Interactive Entertainment Limited
                     Consolidated Statements of Operations
                                  (Unaudited)

                                          Three Months  Ended                              Seven Months Ended
                                             September 30                                     September 30
                              -------------------------------------------      ------------------------------------------
                                     1997                    1996                     1997                    1996
                              -------------------    --------------------      -------------------    -------------------
OPERATING EXPENSES
    General & Administrative          $   955,742              $  236,865              $ 2,050,606             $  516,644
    Consulting & Contract
      Labor                               158,632                 173,157                2,912,800                390,191
    Marketing                             112,849                 119,755                  217,841                245,873
    Management Fees                        41,184                  52,500                  114,351                115,750
    Legal                                 185,581                  13,932                  530,699                 74,359
    Interest Expense                      410,828                  76,169                  633,843                175,933
    Depreciation and
      Amortization                      1,220,377                  16,719                1,485,863                 41,805
    Amalgamation Expenses                 100,000                       -               18,065,734                      -
    Interest Income                        (1,321)                (19,192)                  (9,189)               (41,481)
                                      -----------              ----------              -----------             ----------
 LOSS BEFORE MINORITY
    INTEREST AND
    EXTRAORDINARY ITEMS                 3,183,872                 669,905               26,002,548              1,519,074
    Minority Interest                           -                 (76,869)                (163,841)              (182,925)
                                      -----------              ----------              -----------             ----------
LOSS BEFORE EXTRAORDINARY
    ITEM                                3,183,872                 593,036               25,838,707              1,336,149

EXTRAORDINARY ITEM                              -                       -                1,824,222                      -
                                      -----------              ----------              -----------             ----------
NET LOSS                              $ 3,183,872              $  593,036              $27,662,929             $1,336,149


LOSS PER SHARE:
    Before extraordinary item         $      0.18              $     0.06              $      1.85             $     0.15
    Extraordinary item                          -                       -                     0.13                      -
                                      -----------              ----------              -----------             ----------
    Net loss                          $      0.18              $     0.06              $      1.98             $     0.15


AVERAGE COMMON SHARES
    OUTSTANDING                        18,403,497               9,181,385               14,026,354              8,878,615



                  The accompanying notes are an integral part
                       of these consolidated statements.

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                           Seven Months Ended
                                                                              September 30
                                                                    ---------------------------------
                                                                        1997                 1996
                                                                    ------------          -----------
CASH FLOWS USED IN OPERATING ACTIVITIES
       Net cash used in operating activities                        $(1,685,306)          $(1,963,924)
                                                                    -----------           -----------

CASH FLOW USED IN INVESTING ACTIVITIES
   Additions to property and equipment                                 (154,334)              (42,383)
   Software development costs                                          (808,379)             (608,255)
                                                                    -----------           -----------
       Net cash used in investing activities                           (962,713)             (650,638)
                                                                    -----------           -----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
   Proceeds from convertible debenture issuance                       2,163,250                     -
   Proceeds from stock issuance                                               -             2,405,530
                                                                    -----------           -----------
       Net cash provided by financing activities                      2,163,250             2,405,530
                                                                    -----------           -----------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                                    (484,769)             (209,032)


CASH AND CASH EQUIVALENTS,
   beginning of period                                                  626,074               725,564
                                                                    -----------           -----------

CASH AND CASH EQUIVALENTS,
   end of period                                                    $   141,305           $   516,532
                                                                    ===========           ===========

                  The accompanying notes are an integral part
                       of these consolidated statements.

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND BASIS OF PRESENTATION

The consolidated financial statements of Interactive Entertainment Limited and Subsidiaries (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. For this reason, the consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 20-F for the year ended February 28, 1997, as amended.

The Company is a Bermuda exempted company which, in June 1997, changed its name from Sky Games International, Ltd. ("SGI") to Interactive Entertainment Limited. The Company's principal business objective is to develop, implement and manage computerized, remote gaming software for use by passengers on international airline flights.

The Company has entered into a contract to provide its gaming software to one international airline, Singapore Airlines ("SIA"). SIA has selected the Matsushita Avionics Systems Corporation ("MASC") hardware platform and operating system for its interactive entertainment system. The Company has been in the process of integrating its software with the MASC network and operating system, and other third party provided software with which the Company's software is also required to be integrated pursuant to its agreements with SIA. Following a series of laboratory tests, the Company's software was certified by MASC on August 25, 1997. The Company conducted a series of Application Test Programs ("ATP") with SIA and received certification from SIA on October 9, 1997. Following additional testing on November 7, 1997, SIA has authorized the Company to proceed with technical trials onboard an aircraft. Although the Company believes the technical trials will be successful, there is no assurance of such success, or if it does occur, when it will occur. Management continues to believe the success of its software on Singapore Airlines will be critical to its ability to secure additional airline contracts. The Company has yet to receive any revenues under its agreement with Singapore Airlines and may never receive any such anticipated revenues if its software is not successfully implemented with Singapore Airlines.

On August 19, 1997, the Company entered into a non-binding letter of intent to acquire all of the outstanding capital stock of Inflight Interactive Ltd. in exchange for 500,000 shares of the Company's Common Stock. Inflight Interactive is a U. K. developer and provider of amusement games to the airline industry. Inflight's games are currently operating on a number of airlines including Cathay Pacific, Egypt Air, Lauda Air, Malaysia Airlines, and Virgin Atlantic. The agreement also provides for the Company to issue up to 250,000 additional shares of Common Stock to the current owners of Inflight Interactive upon achievement of certain milestones regarding implementation of the Company's software with an international airline to be designated by the parties. The Company believes that this acquisition will be completed by the end of 1997.

Until the Company receives sufficient cash flow from operations, additional funding will be required to allow the Company to continue operations. Based on discussions with potential investors, management believes the Company will be successful in obtaining sufficient financing to enable the

Company to continue its operations for the foreseeable future; however, such funding may not be on terms that are as favorable to those available to more stable companies and may be dilutive to current stockholders.

Subsequent to the end of the period, the Company completed agreements with two investors for the private placement of 987,463 shares of Common Stock for an aggregate purchase price of $3.2 million. $1.7 million was received upon closing while the remaining $1.5 million is to be funded upon and is contingent upon completion of the first flight with the Company's software available in all seats of a Singapore Airlines aircraft. For each five shares of Common Stock purchased and held for a minimum of six months, the investors will receive one warrant for the purchase of additional shares. Warrants are to be exercisable at a price of $3.80 per share for 18 months from their issue. The Company is attempting to raise an additional amount of approximately $4.3 million on similar terms and believes that its efforts will be successful.

Prior to June 17, 1997, the Company operated its principal business activities through its indirectly 80%-owned subsidiary, Interactive Entertainment Limited ("Old IEL"). The remaining 20% of Old IEL was held by an affiliate of Harrah's Entertainment, Inc. (which, together with its affiliates, is referred to herein as "Harrah's"). Harrah's also managed the operations of Old IEL pursuant to a management agreement effective December 30, 1994, (the "Management Agreement").

Effective June 17, 1997, pursuant to a Plan and Agreement of Merger and Amalgamation dated May 13, 1997, Old IEL was merged into the Company (the "Merger"). As part of the Merger, the Management Agreement with Harrah's was terminated. Harrah's received a total of 5,879,040 shares of the Company's $.01 par value common stock (the "Common Stock") in exchange for its 20% ownership interest in Old IEL and as consideration for the termination of the Management Agreement. Of the total shares issued to Harrah's, 3,617,871 shares were allocated to the acquisition of Harrah's 20% ownership interest in Old IEL and 2,261,169 shares were allocated to the termination of the Management Agreement. This allocation was based on the Merger negotiation discussions held between the Company and Harrah's.

The acquisition of the minority interest, previously held by Harrah's, has been accounted for under the purchase method. The value of the purchase price was based on the average quoted market price of the Company's Common Stock when the Merger was announced, or $4.466 per share. The preliminary allocation of the purchase price and estimates of fair value of the Company's assets has resulted in an allocation which differs from the tentative valuations and allocations set forth in the pro forma financial statements contained in the Company's proxy statement dated May 13, 1997, and such allocations and valuations are subject to further change as management refines its analysis. This transaction represents a non-cash transaction for purposes of the Consolidated Statements of Cash Flows.

The shares issued to terminate the Management Agreement were also valued at $4.466 per share, and the $10,098,000 value of the shares is reflected as part of the amalgamation expense for the seven months ended September 30, 1997.
Prior to termination, the Company paid Harrah's a monthly fee of $10,000 and was obligated to pay Harrah's a percentage of future gross revenues.

Prior to the Merger, Harrah's had agreed, pursuant to a funding agreement, to loan up to $1,000,000 (the "Harrah's Loan") to Old IEL. Upon closing of the Merger, the outstanding principal and accrued interest of the Harrah's Loan converted automatically into 1,007,875 shares of Common Stock at $1.00 per share. Since the Harrah's Loan was convertible into Common Stock at less than the current market, a beneficial conversion feature was included in the Harrah's Loan. This beneficial conversion feature was valued at $3,466,000 and has been included in amalgamation expense for the seven months ended September 30, 1997. In addition, pursuant to the funding agreement, for 90 days following June 17, 1997, the Company had the right, under certain circumstances, to require Harrah's to purchase up to 650,000 shares of Common Stock at a price of $1.00 per share to provide working capital for the Company. However, the Company did not exercise its rights with respect to the 650,000 shares.

On April 23, 1997, the Board of Directors of the Company approved and adopted a resolution changing the fiscal year end of the Company to December 31 of each year from the last day of February of each year. Therefore, the Consolidated Financial Statements include the three month and seven month periods ending September 30, 1997. Pro forma information is presented for the seven month periods ending September 30, 1997 and 1996.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers cash on hand, deposits in banks and short-term investments with maturities of three months or less as cash and cash equivalents.

Software Development

All software production costs (i.e., external and internal programmers, graphic design and testing) are being capitalized until the software is available for general release to customers, in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Once capitalization ceases, the software costs will be amortized using the straight-line method over the remaining estimated economic life of the product, currently estimated at three to five years.

Equipment

The Company's equipment is recorded at cost and depreciated over its estimated economic life which is generally three to five years. Additions and improvements that materially extend the useful lives are capitalized, while repairs and maintenance costs are expensed as incurred.

Excess of Purchase Price over Net Assets Acquired

The excess of purchase price over net assets acquired, which arose from the acquisition of the minority interest of Old IEL discussed in Note 1, is being amortized on a straight-line basis over three years, which management estimates is the related benefit period. Management regularly evaluates whether or not the future undiscounted cash flows of the Company are sufficient to recover the carrying amount of this asset. Additionally, management continually monitors such factors as the status of new or proposed legislation, the competitive environment and advances in the computer software and hardware industries. If the estimated future undiscounted cash flows are not sufficient to recover the carrying amount of this asset and, accordingly, an impairment has occurred, management intends to write down the carrying amount to its estimated fair value based on discounted cash flows. The amount of amortization expense recorded for the period from the date of the acquisition (June 17, 1997) through September 30, 1997, totaled $1,430,000.

Impairment of Long-Lived Assets

In accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," management continually evaluates whether events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Based on management's evaluations, and except as discussed below, no significant impairments of long-lived assets occurred through September 30, 1997.

Through its wholly-owned subsidiary, Creator Island Equities, Inc. the Company owns approximately 70 acres of land with a net book value of $800,000. The subsidiary also owns other assets including irrigation equipment, greenhouses, office equipment, nursery equipment, construction equipment, vehicles, and shop equipment associated with this real estate. These other assets have a net book value of approximately $83,000. None of these assets are used in the Company's current principal business activity. The Company received an offer of approximately $444,000 to purchase the real estate and the other assets. Based on the opinion of real estate consultants that the offering price was fair and indicative of similar property, and assuming selling costs of $10,000, the Company recorded an asset valuation adjustment of approximately $449,000 in September. The land and other assets were sold in November for approximately $444,000. Any difference between the adjusted carrying value and the final selling price will be reflected as a gain/loss on disposition of assets during the period of the sale.

Loss Per Share

Loss per share was computed by dividing net loss (increased by dividends on preferred shares) by the average common shares outstanding plus the dilutive effect of common stock equivalents outstanding and convertible securities, using the treasury stock method based on the average market price of the Company's Common Stock. Fully diluted loss per share is not materially different from primary loss per share.

Reclassifications

Certain reclassifications have been made to the historical financial statements as of February 28, 1997 and for the three and seven months ended September 30, 1996, to conform to the presentation of the financial statements as of September 30, 1997 and for the three and seven months ended September 30, 1997.

Use of Estimates

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

Consolidated Subsidiaries

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Sky Games International Corp. (a Nevada corporation), Creator Island Equities Inc., (a British Columbia corporation) and IEL (Singapore) Pte. Ltd. (a Singapore corporation). For comparable periods ending in 1996, the consolidated financial statements also include the accounts of Sky Games International Holdings Ltd. and the Company's 80% ownership of Old IEL. All material intercompany transactions have been eliminated in consolidation.

Pro Forma Information

The table below shows pro forma information as if the purchase of the minority interest had occurred at the beginning of each period:

                                 Nine Months Ended   Nine Months Ended
                                 September 30, 1997  September 30, 1996
                                 ------------------  ------------------

     Pro Forma Loss Before
            Extraordinary Item          $27,488,000          $4,434,000

     Pro Forma Net Loss                 $29,312,000          $4,434,000

     Pro Forma Loss Per Share           $      1.86          $     0.35

3.   CONVERTIBLE DEBENTURES

As of September 30, 1997, the Company had issued $2,163,250 of 8% convertible debentures due in 1999, $1,163,250 of which had been converted to 581,632 shares of Common Stock. The outstanding balance of convertible debentures as of September 30, 1997, totaled $1,000,000.

Subscription dates range from July 7 through September 29, 1997. Half of the debentures are convertible at any time 45 to 60 days after the subscription date, and half are convertible 60 to 90 days after the subscription date at the lower of 85% of the average of the closing bid prices of the Common Stock for the five trading days immediately preceding the execution by the subscriber of its individual subscription for debentures or 77.5% of the average of the closing bid prices of the Common Stock for the five trading days immediately preceding the date of conversion.

The debentures contain a feature that provides for conversion into Common Stock at a price below the current market at the time of issue. The value of this beneficial conversion feature, totaling $628,000, has been capitalized in other assets with a corresponding increase to additional paid-in capital. Placement fees of $149,000 incurred upon sale of the debentures are also capitalized. The value of the conversion feature and the placement fees are amortized to interest expense over the original life of the debenture. Any unamortized amount is expensed upon conversion of the debenture. At September 30, 1997 the unamortized deferred interest charge of $321,000 is included in other assets. A total of $391,000 and $456,000 was expensed during the three month and seven month periods ending September 30, 1997, respectively.

4.   STOCK OPTION PLANS

On August 27, 1996, the Company established and the Company's shareholders approved the 1996 Stock Program for the then upper management, directors and major shareholders of the Company. The options issued under the 1996 Stock Program were exercisable upon the grant date and expire during 2001 through 2006. As of September 30, 1997, options outstanding under the 1996 Stock Program totaled options for 1,130,000 shares of Common Stock.

The Company adopted on December 6, 1996, a Directors Stock Ownership Plan covering 500,000 shares of Common Stock pursuant to which all directors holding office at December 10th of each year will automatically be granted options for 10,000 shares of Common Stock at the trading price on such day. On October 17, 1997, the Board of Directors of the Company approved an amendment changing the grant date from December 10 to the date of the first meeting of the Board of Directors following the Company's Annual General Meeting of shareholders. As of September 30, 1997, options outstanding under the Directors Option Plan totaled 60,000 shares, which were exercisable immediately. Additional grants covering 90,000 shares were made on October 17, 1997.

Effective June 16, 1997, the Company established a Management Incentive Plan (the "MIP") by authorizing the issuance of options for 4,070,105 shares of Common Stock. The MIP was approved at the Company's Annual General Meeting on October 17, 1997. The Compensation Committee of the Board of Directors (the "Committee") has the authority to determine the allocation and vesting requirements for such options under the MIP. As of September 30, 1997, options outstanding under the MIP totaled 2,159,550. A total of 1,200,000 options will vest specifically on the earlier of sustaining certain stock price levels or ten years from the date of the grant. The remaining 959,550 options vest partially upon employees remaining with the Company for a specified period of time but primarily upon the Company attaining revenue targets established by the Compensation Committee of the Board of Directors. In any event, the options vest ten years from the grant.

5.   STOCK WARRANTS

As of September 30, 1997, the Company had outstanding stock warrants for 180,000 shares of its Common Stock as follows:

     Number of Warrants      Exercise Price     Expiration Date
     ------------------      --------------     ---------------
         100,000                   3.00             12-31-97
           4,900                   4.00              6-30-02
          17,500                   4.80              6-30-02
          57,600                   4.80              8-31-02

6.   PREFERENCE SHARES OF STOCK

In December 1994, the Company discontinued an engineering and marketing arrangement with B/E Aerospace, Inc. ("BEA"). As part of the termination, the Company issued to BEA a promissory note in the original principal amount of $2.5 million at 12% per annum. On February 28, 1997, an agreement was reached with BEA to exchange the note, including accrued and unpaid interest, for Class A Preference Shares at $1,000 per share. The exchange for 2,737 Class A Preference Shares was completed in June, 1997.

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

Since the Preference Shares were convertible into Common Stock at less than the market value at the time of issue, a beneficial conversion feature existed requiring that the Preference Shares be valued at the market value of the underlying Common Stock. Since the resulting valuation of the Preference Shares exceeded the balance of the note, an extraordinary expense of $1,824,000 was incurred for early extinguishment of the note.

As part of the Merger, Harrah's entered into the "Registration and Preemptive Rights Agreement" under which, among other things, Harrah's has the right to receive additional shares of Company Stock at $.01 per share in order to maintain their ownership percentage in the Company in the event that the Class A Preference Shares held by BEA are converted into Common Stock. The market value of the Common Stock issuable to Harrah's in the event that BEA elects to convert the Class A

Preference Shares, was determined to be $2,561,000, and this amount has been included in amalgamation expense for the seven months ended September 30, 1997.

7.   INCOME TAXES

As a Bermuda exempted company, IEL is not currently subject to income tax filing requirements in Bermuda. Accordingly, with the exception of U.S. earned interest income, which is subject to U.S. taxation, there are no income tax provisions, benefits, liabilities or assets reflected in the accompanying financial statements. U.S. tax expense related to interest income was approximately $400 and $1,900 for the three and seven month periods ended September 30, 1997, respectively, and $2,400 and $4,300 for the three and seven month periods ended September, 1996.

8.   RELATED PARTY TRANSACTIONS

Pursuant to the Management Agreement, Harrah's managed Old IEL. The Management Agreement provided for Harrah's to receive a management fee equal to the greater of $10,000 per whole fiscal month, as defined, or a percentage of gross revenues, as defined. The Management Agreement was terminated June 17, 1997, in conjunction with the Merger. Management fees totaled $30,000 for the three month period ending September 30, 1996 and zero for the same period in the current year. Management fees totaled approximately $36,000 and $70,000 and for the seven month periods ending September 30, 1997 and 1996, respectively.

Under the terms of the Management Agreement, the Company transferred cash to Harrah's for payments made on the Company's behalf to support its operations, including accounts payable, payroll and capital expenditures. The net transfers for the three month periods ending September 30, 1997 and September 30, 1996 totaled zero and approximately $89,000, respectively. The net transfers for the seven month periods ending September 30, 1997 and 1996 totaled approximately $143,000 and $863,000, respectively.

The Company was charged a fee by Harrah's for administrative services (including legal, accounting, information technology and office occupancy). The Company was charged approximately $115,000 for the three month period ending September 30, 1996. This arrangement ended with termination of the Management Agreement, and there were no similar charges during the 1997 period. The Company was charged approximately $160,000 and $279,000 for the seven month periods ending September 30, 1997 and 1996, respectively.

On June 17, 1997, the Company entered into a Continuing Services Agreement with Harrah's under which Harrah's provides certain telecommunications, computer systems support and consulting services to the Company. The Company incurred a cost of approximately $56,000 during the three month period ending September 30, 1997 and $66,000 during the seven month period ending September 30, 1997.

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

During 1996, the Company entered into a sublicense agreement with Harrah's, which provides the Company with rights to use an immediate authorization credit/debit system that Harrah's is developing. The Company reimburses Harrah's for a portion of the development costs which totaled $30,000 and $70,000 for the three month and seven month periods ending September 30, 1997, respectively.

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

The Company paid approximately $75,000 and $117,000 during the three month periods ending September 30, 1997 and 1996, respectively, to directors and companies with common directors for management and consulting services and for reimbursement of expenses. The company paid approximately $157,000 and $203,000 during the seven month periods ending September 30, 1997 and 1996, respectively.

On April 30, 1997, the Company entered into a Consulting Agreement with James P. Grymyr, then a director of the Company, whereby Mr. Grymyr would provide consulting services to the Company as requested by the Company from time to time. Under the terms of the Consulting Agreement, the Company has issued to Mr. Grymyr 586,077 shares of Common Stock as consideration for all such consulting services both past and future. The Company expects any future consulting services to be minimal. The value of the stock (approximately $2.4 million) is included in the Statements of Operations for the seven month period ending September 30, 1997, as consulting and contract labor.

Geller & Co., of which Laurence Geller is Chairman and CEO, performed consulting services for the Company pursuant to a retainer agreement that commenced in February, 1996 and terminated August 14, 1997. Geller & Co. was paid a monthly retainer of $5,000. Pursuant to Geller & Co.'s retainer, a grant of options for 200,000 shares of Common Stock with an exercise price of $3.00 and a term of ten years was also made to Geller & Co. In addition, Geller & Co. received 200,000 shares of Common Stock that vest upon the closing of a major financing. The Board has determined that the Merger which occurred June 17, 1997 constituted a major financing, and, consequently, the 200,000 share success fee has vested and an expense of $650,000 was recognized. Mr. Geller has been Chairman of the Board of Directors of the Company since September 30, 1996.

9.   AGREEMENT REGARDING REDEMPTION OF PERFORMANCE SHARES

When the Company acquired the rights to the inflight gaming software from Sky Games International, Inc. ("SGII") on November 7, 1991, a portion of the consideration was 3,000,000 shares of Common Stock which, according to then applicable requirements, were placed in escrow, to be released on the basis of one share for each U.S. $1.78 of net cash flow generated from the assets over a ten-year period (the "Performance Shares"). The Performance Shares were issued at a deemed price of $.1155 per share with 2,000,000 shares issued to SGII (87 % of the outstanding stock of which is owned by James P. Grymyr, formerly a director of the Company, and his wife) and 1,000,000 shares were issued to Anthony Clements, a director of the Company. An additional 525,000 shares, which were issued to Dr. Rex E. Fortescue, formerly a director of the Company, are held in the escrow on the same terms and are also included as Performance Shares. Each of Messrs. Clements and Fortescue, as of April 30, 1997, have agreed to allow the Company to redeem and cancel the Performance Shares when and if they are released from escrow for any reason whatsoever (the "Redemption Agreement"). As consideration for such agreement to tender the Performance Shares for cancellation by the Company in the event they are ever released from the escrow, the Company has issued to Messrs. Clements and Fortescue, 333,333 and 175,000 shares of Common Stock, respectively. SGII, as of April 30, 1997, has also agreed that it will tender the 2,000,000 Performance Shares which it holds for cancellation by the Company when and if such Performance Shares are released from escrow for any reason whatsoever. As consideration of such agreement, in February, 1997, the Company expensed the outstanding balance of a note made by SGII to the Company in the approximate amount of $550,000 and has issued to SGII 80,590 shares of Common Stock (the

"Redemption and Cancellation Agreement"). In the event the Performance Shares are not released prior to six months after the end of the Company's financial year ending in the year 2002, the Performance Shares will automatically be canceled in accordance with the terms of the escrow agreement. The value of the 588,923 shares of Common Stock issued as consideration for the agreement was determined to be $1,840,000. This amount is included on the Consolidated Statement of Operations as amalgamation expense.

Each of Messrs. Clements and Fortescue and SGII have the right to include the 588,923 shares of Common Stock issued in connection with the Redemption Agreement and the Redemption and Cancellation Agreement in certain registered offerings conducted by the Company prior to February 25, 1999. As part of the agreements to allow the redemption and cancellation of the Performance Shares, the holders of the Performance Shares have issued an irrevocable proxy to First Tennessee Bank which has agreed not to vote the Performance Shares at any General Meeting of Shareholders or otherwise. The irrevocable proxy and the agreement not to vote the Performance Shares will terminate upon the cancellation of the Performance Shares.

The escrow agent is prohibited from canceling the Performance Shares under the escrow agreement; however, it is management's opinion that the Performance Shares should be treated as canceled and have no rights and should be excluded from all per share calculations.

Item 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

Interactive Entertainment Limited ("IEL" or the "Company"), formerly known as Sky Games International Ltd. ("SGI"), is a Bermuda exempted company which was incorporated on February 28, 1981. The Company's activities are focused on providing inflight gaming software and services by developing, implementing and operating a computer-based interactive video entertainment system of gaming and other entertainment activities on, but not limited to, the aircraft of international commercial air carriers.

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

At a Special General Meeting of shareholders held on June 16, 1997, pursuant to a Plan and Agreement of Merger and Amalgamation dated May 13, 1997, Old IEL was merged into SGIH (the "Subsidiary Merger") and then into SGI (the "Parent Merger"). Prior to the Merger, Harrah's owned 20% of the capital stock of Old IEL and did not own any capital stock or other securities of SGI and had no representatives on the Board. As a result of the amalgamation of Old IEL and SGIH and the termination of the Management Agreement, the outstanding shares of Old IEL common stock held by Harrah's were converted into 5,879,040 shares of Common Stock of the Company, therefore making Harrah's the largest shareholder of the Company holding approximately 38.6% of the outstanding shares at the time of the amalgamation.

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

Upon consummation of the Parent Merger, SGI changed its name to Interactive Entertainment Limited and installed Gordon Stevenson as President and Chief Executive Officer. The Company has consolidated certain operations formerly performed at its Vancouver, British Columbia office into its Memphis, Tennessee headquarters. A charge of $100,000 was recorded in September, 1997 in connection with the closure of the Vancouver office.

The Company has yet to generate any operating revenues and has no assurance of future revenues. Its principal activities through September 30, 1997, consisted of developing, testing and marketing the inflight gaming software. As of September 30, 1997, IEL had a contract to provide its gaming software to Singapore Airlines, which has various termination provisions. The contract provides for a six-month minimum trial period for the parties to assess the operation of the inflight gaming system and public acceptance of the inflight gaming business. The Company and Singapore Airlines are not yet in the six-month trial period. During this trial period, the airline has no affirmative obligation to install the system on any or all of its aircraft; although, if 12 aircraft are not installed with the system within 18 months from the date inflight gaming begins, IEL may terminate the contract. The contract with Singapore Airlines is the Company's only contract to provide its gaming software to an airline. The Company is pursuing additional contracts. However, gaming is prohibited on the aircraft of U.S. commercial air carriers and on all flights to and from the United States. Other countries may introduce similar prohibitions, which could limit the prospects for additional contracts and result in termination of the contract with Singapore Airlines or any future contracts with other airlines.

Prior to the end of 1997, the Company expects to begin a trial of its interactive gaming application in a limited number of cabins on one cruise ship operated by an international cruise line. This trial will be performed in conjunction with Transdigital Communications Corporation. There is no assurance that the trial will be successful, and if it is successful, that it will be extended to other cabins or to other cruise ships operated by the owner or result in any agreement with the owner.

On August 19, 1997, the Company entered into a letter of intent to acquire all of the outstanding stock of Inflight Interactive Ltd. in exchange for 500,000 shares of the Company's Common Stock. Inflight Interactive is a U. K. developer and provider of amusement games to the airline industry. Inflight's games are currently operating on a number of airlines including Cathay Pacific, Egypt Air, Lauda Air, Malaysia Airlines, and Virgin Atlantic. The agreement also provides for the Company to issue up to 250,000 additional shares of Common Stock to the current owners of Inflight Interactive upon achievement of certain milestones regarding implementation of the Company's software with an international airline to be designated by the parties. The Company believes that this acquisition will be completed by the end of 1997.

Results of Operations

Three Months Ended September 30, 1997 and September 30, 1996

Total expenses for the quarter ended September 30, 1997 were approximately $3.2 million compared to approximately $.6 million during the same period of 1996. The increase in expenses relates to increased staffing levels, the Merger, financing activities and increased regulatory requirements as a public company reporting in the U.S.

General and administrative expense increased by approximately $719,000. This includes an increase in payroll and related costs of $153,000 due to increased staffing during 1997. Also included in general and administrative expense is a $449,000 write-down in the value of real estate and other assets owned by the Company's wholly-owned subsidiary, Creator Island Equities, Inc.

Legal expenses for the current quarter were $186,000 as compared to $14,000 in the prior year. The increase is due to Merger, financing and reporting activities of the Company.

Interest expense, including amortization of finance fees on Company debt, totaled $411,000 for the 1997 quarter and $76,000 for the 1996 quarter. The 1997 expense is composed of interest on convertible debentures and amortization of finance fees related to the debentures, while the 1996 expense is related to interest on the convertible note due to B/E Aerospace.

Depreciation and amortization expenses increased by $1.2 million due to amortization of the excess of the purchase price over assets acquired when the Company purchased the minority interest in Old IEL previously owned by Harrah's. There were no comparable expenses in the 1996 quarter.

Amalgamation expenses for the 1997 quarter were $100,000 for closure of the Vancouver office.

Seven Months Ended September 30, 1997 and September 30, 1996

Total expenses for the seven months ended September 30, 1997 were approximately $27.7 million vs. $1.3 million during the same period in 1996.

General and administrative expenses increased by approximately $1.5 million. Payroll and related costs increased by $166,000 due to increased staffing levels. The vesting of the of 200,000 shares of restricted stock issued to Geller & Co. upon closing of the Merger resulting in an expense of $650,000. Recruiting and relocation expenses increased to $70,000 in 1997 from $6,000 in 1996 as a result of the Company building a permanent staff and reducing reliance on contractors. Rent expense increased to $75,000 in 1997 from $15,000 in 1996 as a result of relocating operations from Harrah's corporate headquarters to dedicated leased space for the Company. Also included in general and administrative expense is a $449,000 write-down in the value of real estate and other assets owned by the Company's wholly-owned subsidiary, Creator Island Equities, Inc.

Consulting expenses for the 1997 period were $2.9 million compared to $390,000 in 1996. The increase is primarily due to the $2.4 million expensed for the Grymyr consulting agreement.

Legal expenses were $531,000 and $74,000 for the 1997 and 1996 periods respectively. The increase in legal expenses is due to costs of the Merger, financing activities and U.S. reporting requirements.

Interest expense, including amortization of finance fees on Company debt, totaled $634,000 for the 1997 quarter and $176,000 for the 1996 quarter. The 1997 expense is composed of interest on convertible debentures and amortization of finance fees related to the debentures, while the 1996 expense is related to interest on the convertible note due to B/E Aerospace.

Depreciation and amortization for the 1997 period includes approximately $1,430,000 for amortization of the excess purchase price over assets acquired when the Company purchased the minority interest in Old IEL from Harrah's.

Other than $100,000 incurred in connection with the closing of the Company's offices in Vancouver, British Columbia, amalgamation expenses for the 1997 period are non-cash expenses which include: $10,098,000 for the expense of the Common Stock issued to Harrah's upon termination of the Management Agreement; $3,466,000 upon expensing the value of Common Stock issued to Harrah's relating to conversion of the Harrah's Loan; $2,561,000 upon expensing the value of the Common Stock that may be issuable to Harrah's under the Registration and Preemptive Rights Agreement in the event that BEA converts its Class A Preference Shares to Common Stock; and an expense of $1,840,000 for the value of the Common Stock issued to SGII, Anthony Clements and Dr. Rex Fortescue upon their agreement to surrender the Performance Shares for cancellation upon their release from escrow.

An extraordinary expense of $1,824,000 was recorded in the period for early extinguishment of the note due to BEA when it was exchanged for the Class A Preference Shares. There were no comparable expenses in the 1996 period.

Liquidity and Capital Resources

At September 30, 1997 the Company had a working capital deficit of $674,493.
The Company's primary source of funding has been through sales of its equity and securities convertible into equity.

Subsequent to the end of the period, the Company completed agreements with two investors for the private placement of 987,463 shares of Common Stock for an aggregate purchase price of $3.2 million. $1.7 million was received upon closing with the remaining $1.5 million to be funded upon and is contingent upon completion of the first flight with the Company's software available in all seats of a Singapore Airlines aircraft. For each five shares of Common Stock purchased and held for a minimum of six months, the investors will receive one warrant for the purchase of additional shares. Warrants are to be exercisable at a price of $3.80 per share for 18 months from their issue. The Company is attempting to raise an additional amount of approximately $4.3 million on similar terms and believes that its efforts will be successful.

The Company has not yet generated any operating revenue under its agreements with Singapore Airlines. Until the Company receives sufficient cash flow from operations, additional funding will be required to allow the Company to continue operations during 1998. Absent sufficient cash flow from operations, the short-term viability of the Company and the Company's ability to continue its operations is directly dependent upon the completion of significant additional financing.

New Financial Accounting Standards
----------------------------------

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

Forward-Looking Information
---------------------------

Except for historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1993, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statement. Such risks and uncertainties include the inability to complete integration and testing of the Company's software with the Matsushita system and the implementation of the software by Singapore Airlines.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K

(a)  Exhibits

Exhibit
Number      Description of Exhibits
-------     ----------------------------------------------

1.1+        Articles of Incorporation and Bylaws of the Company (Yukon
            Territory).

1.2++       Articles of Continuance and Bye Laws (Bermuda)

3.1+ Asset Purchase Agreement, as amended, dated November 7, 1991, among Sky Games International, Inc. ("SGII"), the Company and Sky Games International, Corp. (formerly Forty-Four Inc.) ("SGIC") and amendments thereto.

3.2+ Escrow Agreement dated May 27, 1992, as amended, among Montreal Trust Company of Canada, the Company and certain shareholders.

3.4+        Indemnification Agreement dated February 19, 1993, between SGII and
            SGIC.

3.5+ Cooperation Agreement dated May 20, 1993, by and among BE Aerospace, Inc. ("BEA"), the Company and SGII.

3.6+        Lease dated November 3, 1992, between Leifer Trust and the Company.

3.7+        Lease dated March 17, 1992, between Murray & Company Limited and the
            Company.

3.8# Termination Agreement and Mutual Release, dated as of December 30, 1994, among the Company, BEA and SGIC.

3.9++* Services Agreement, Dated as of November 7, 1995, between IEL and Singapore Airlines Limited.

3.10++* Software License and Software Services Agreement, dated as of November 7, 1995, between IEL and Singapore Airlines Limited.

3.11+++ Sublease Agreement dated as of June 5, 1997, between IEL and Harrah's Operating Company, Inc.

3.12+++ Redemption Agreement, dated as of February 25, 1997, between the Company and Anthony Clements and Rex Fortescue.

3.13+++ Redemption and Cancellation Agreement, dated as of April 30, 1997, between the Company and Sky Games International, Inc.

3.14+++ Consulting Agreement, dated as of April 30, 1997, between the Company and James P. Grymyr.

3.15+++ Shareholder Rights Agreement, dated June 17, 1997, between the Company and Harrah's Interactive Investment Company.

3.16+++* Software License Agreement, dated June 17, 1997, between the Company and Harrah's Interactive Investment Company. (20 pages omitted.)

3.17+++ Continuing Services Agreement, dated June 17, 1997, between the Company and Harrah's Interactive Entertainment Company.

3.18@ Plan and Agreement of Merger and Amalgamation, dated as of May 13, 1997, among the Company, SGI Holding Corporation Limited, IEL and Harrah's Interactive Investment Company.

3.19@ Registration and Preemptive Rights Agreement, Dated June 17, 1997, between the Company and Harrah's Interactive Investment Company.

3.20@ Registration Rights Agreement, dated June 17, 1997, between the Company and B/E Aerospace, Inc.

3.21+++ Termination Agreement and Release, dated as of June 17, 1997, among the Company, SGI Holding Corporation Limited, IEL, Harrah's Interactive Investment Company, and Harrah's Interactive Entertainment Company.

3.22 Subscription Agreement, dated as of October 22, 1997, between the Company and Henderson International Investments Limited.

3.23 Subscription Agreement, dated as of October 22, 1997, between the Company and Michael A. Irwin.

27          Financial Data Schedule

+Incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement on Form 20-F (File No. 0-22622) as filed with the Securities and Exchange Commission on October 12, 1993.

++Incorporated by reference to the same numbered exhibit to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the Securities and Exchange Commission on October 30, 1995.

+++Incorporated by reference to the same numbered exhibit to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the Securities and Exchange Commission on September 12, 1997

#Incorporated by reference to the same numbered exhibit to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the Securities and Exchange Commission on September 16, 1996.

@Incorporated by reference to the exhibits to the Company's Form 8-K as filed with the Securities and Exchange Commission on June 26, 1997.

*Confidential treatment has been requested.

(b)  Reports on Form 8-K

        8-K filed September 15, 1997 for capital raising events occurring on September 15, 1997

                                   Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INTERACTIVE ENTERTAINMENT LIMITED


November 19, 1997                  BY:  /s/ David B. Lamm
                                        --------------------------------------
                                        Chief Financial Officer

November 19, 1997                  BY:  /s/ Michael A. Irwin
                                        --------------------------------------
                                        Director of Finance and Administration
                                        (Chief Accounting Officer)