Form 10-Q/A
period 1997-06-30
INTERACTIVE ENTERTAINMENT LTD
filed 1997-12-04
CIK 882537

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                               FORM 10-Q/A No. 1

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

                           Yes   X         No
                               -----          -----

     (2) has been subject to such filing requirements for the past 90 days.

                            Yes            No   X
                                -----         -----

The registrant had 18,436,590 shares of common stock outstanding as of August 15, 1997.

Exhibit index is located on page 17

                       INTERACTIVE ENTERTAINMENT LIMITED

                                     INDEX


PART I. FINANCIAL INFORMATION                                                      PAGE
Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets - June 30, 1997 and February 28, 1997          3

         Consolidated Statements of Operations - Three Months and Four Months       4
         ended June 30, 1997 and June 30, 1996

         Consolidated Statements of Cash Flows - Four Months ended June 30, 1997    5
         and June 30, 1996

         Notes to Consolidated Financial Statements                                 6

Item 2.  Management's Discussion and Analysis of Financial Condition               14
         and Results of Operations


PART II. OTHER INFORMATION

Item 4.  Submission of Matters To a Vote of Security Holders                       17

Item 6.  Exhibits and Reports on Form 8-K                                          17

Item 1.  Consolidated Financial Statements

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                ASSETS
                                ------                           June 30,                February 28,
                                                                   1997                      1997
                                                               ------------              ------------
CURRENT ASSETS
    Cash and cash equivalents                                  $    317,420               $   626,074
    Accounts receivable                                              75,171                   119,768
    Prepaid expenses                                                201,190                    61,975
                                                               ------------              ------------
            Total current assets                                    593,781                   807,817
                                                               ------------              ------------
PROPERTY AND EQUIPMENT, at cost
    Land                                                            800,000                   800,000
    Furniture, fixtures and equipment                               674,327                   643,492
                                                               ------------              ------------
                                                                  1,474,327                 1,443,492
    Less: accumulated depreciation                                 (323,723)                 (294,189)
                                                               ------------              ------------
      Property and equipment, net                                 1,150,604                 1,149,303

SOFTWARE UNDER DEVELOPMENT                                        1,804,541                 1,357,869

OTHER ASSETS                                                        427,440                   209,587

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED                15,638,553                         -
                                                               ------------              ------------
            Total assets                                       $ 19,614,919              $  3,524,576
                                                               ============              ============
            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------

CURRENT LIABILITIES
    Accounts payable and accrued expenses                      $    931,126              $    979,948
                                                               ------------              ------------
            Total current liabilities                               931,126                   979,948

CONVERTIBLE DEBENTURES                                              654,834                 2,600,000

MINORITY INTEREST                                                         -                   277,249

SHAREHOLDERS' EQUITY
    Common shares, authorized - 50,000,000 shares;
      outstanding - 18,086,725 par value US$.01
      and 9,789,020 par value C$.01                                 180,867                   106,752
    Class A preferred shares, $.01 par value, authorized -
      3,000 shares; outstanding - 2,737 shares                           27
    Additional paid-in-capital                                   58,875,996                16,027,379
    Accumulated deficit                                         (41,027,931)              (16,466,752)
                                                               ------------              ------------
                                                                 18,028,959                  (332,621)
                                                               ------------              ------------
            Total liabilities and shareholders' equity         $ 19,614,919              $  3,524,576
                                                               ============              ============

The accompanying notes are an integral part of these consolidated balance sheets.

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                          Three Months Ended            Four Months Ended
                                      --------------------------     ------------------------
                                       June 30,        June 30,        June 30,      June 30,
                                         1997            1996            1997          1996
                                      -----------     ----------     -----------    ---------
OPERATING EXPENSES
    General and administrative        $ 1,020,025     $  203,037     $ 1,094,864    $ 279,779
    Consulting and contract labor       2,694,740        153,069       2,754,168      217,034
    Marketing                              88,585        101,891         104,992      126,118
    Management fees                        55,667         48,000          73,167       63,250
    Legal                                 299,722         43,084         345,118       60,427
    Interest expense                      222,904         74,786         223,015       99,764
    Depreciation and amortization         257,972         20,975         265,486       25,086
    Amalgamation expenses              17,965,734              -      17,965,734           -
    Interest income                        (5,820)       (15,945)         (7,868)     (22,289)
                                      -----------     ----------     -----------    ---------

LOSS BEFORE MINORITY INTEREST
    AND EXTRAORDINARY ITEMS            22,599,529        628,897      22,818,676      849,169
    Minority Interest                    (163,842)       (77,355)       (163,841)    (106,057)
                                      -----------     ----------     -----------    ---------
LOSS BEFORE EXTRAORDINARY ITEM         22,435,687        551,542      22,654,835      743,112
EXTRAORDINARY ITEM                      1,824,222              -       1,824,222            -
                                      -----------     ----------     -----------    ---------
NET LOSS                              $24,259,909     $  551,542     $24,479,057    $ 743,112
                                      ===========     ==========     ===========    =========
LOSS PER SHARE
    Before extraordinary item         $      2.03     $     0.06     $      2.12    $    0.09
    Extraordinary item                       0.17              -            0.17            -
                                      ===========     ==========     ===========    =========
NET LOSS                              $      2.20     $     0.06     $      2.29    $    0.09
AVERAGE COMMON SHARES
    OUTSTANDING                        11,061,656      8,701,573      10,743,497    8,651,538
                                      ===========     ==========     ===========    =========

                  The accompanying notes are an integral part
                       of these consolidated statements.

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                             Four Months Ended
                                                     June 30, 1997        June 30, 1996
                                                   -----------------     ----------------
CASH FLOWS USED IN OPERATING ACTIVITIES
     Net cash used in operating activities                $ (594,397)         $(1,020,919)
                                                   -----------------     ----------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Additions to property and equipment                        (30,835)                   -
  Proceeds from disposition of property and
    equipment                                                      -              350,705
  Software development cost                                 (446,672)            (452,936)
                                                   -----------------     ----------------
     Net cash used in investing activities                  (477,507)            (102,231)
                                                   -----------------     ----------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Proceeds from convertible debenture issuance               763,250                    -
  Proceeds from stock issuance                                     -            2,692,927
  Payments of notes payable                                        -             (326,575)
                                                   -----------------     ----------------
     Net cash provided by financing activities               763,250            2,366,352
                                                   -----------------     ----------------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                          (308,654)           1,243,202

CASH AND CASH EQUIVALENTS,
  beginning of period                                        626,074              725,564
                                                   -----------------     ----------------

CASH AND CASH EQUIVALENTS,
  end of period                                           $  317,420          $ 1,968,766
                                                   =================     ================

                  The accompanying notes are an integral part
                       of these consolidated statements.

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND BASIS OF PRESENTATION

The consolidated financial statements of Interactive Entertainment Limited and Subsidiaries (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, these financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results of operations for the interim periods presented. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. For this reason, the consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 20-F for the year ended February 28, 1997.

The Company is a Bermuda exempted company which, in June 1997, changed its name from Sky Games International, Ltd. ("SGI") to Interactive Entertainment Limited. The Company's principal business objective is to develope, implement and manage computerized, remote gaming software for use by passengers on international airline flights.

The Company has entered into a contract to provide its gaming software to one international airline, Singapore Airlines. Singapore Airlines has selected the Matsushita Avionics Systems Corporation ("MASC") hardware platform and operating system for its interactive entertainment system. The Company has been attempting to integrate its software with the MASC network and operating system, and other third party provided software with which the Company's software is also required to be integrated pursuant to its agreements with Singapore Airlines, for over a year with limited success. Although the Company believes the software will ultimately be successfully integrated, there is no assurance of such success, or, if it does occur, when it will occur. Management continues to believe the success of its software on Singapore Airlines will be critical to its ability to secure additional airline contracts. The Company has yet to receive any revenues under its agreement with Singapore Airlines and may never receive any such anticipated revenues if its software cannot be successfully integrated with the network and operating system utilized by Singapore Airlines.

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

The shares issued to terminate the Management Agreement were also valued at $4.466 per share, and the $10,098,000 value of the shares is reflected as part of the amalgamation expense in the accompanying Consolidated Statements of Operations for the quarter and four months ended June 30, 1997. Prior to termination, the Company paid Harrah's a monthly fee of $10,000 and was obligated to pay Harrah's a percentage of future gross revenues.

Prior to the Merger, Harrah's had agreed, pursuant to a funding agreement, to loan up to $1,000,000 (the "Harrah's Loan") to Old IEL. Upon closing of the Merger, the outstanding principal and accrued interest of the Harrah's Loan converted automatically into 1,007,875 shares of Common Stock at $1.00 per share. Since the Harrah's Loan was convertible into Common Stock at less than the current market, a beneficial conversion feature was included in the Harrah's Loan. This beneficial conversion feature was valued at $3,466,000 and has been included in amalgamation expense for the four months ended June 30, 1997. In addition, pursuant to the funding agreement, for 90 days following June 17, 1997, the Company had the right, under certain circumstances, to request Harrah's to purchase up to 650,000 shares of Common Stock at a price of $1.00 per share to provide working capital for the Company. However, the Company has notified Harrah's that it will not exercise its rights with respect to the 650,000 shares.

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

Consolidated Subsidiaries

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Sky Games International Corp. (a Nevada corporation), Creator Island Equities Inc. (a British Columbia corporation) and IEL (Singapore) Pte. Ltd. (a Singapore corporation). For comparable periods ending in 1996, the consolidated financial statements also include the accounts of SGI Holding Corporation Ltd. and the Company's 80% ownership of Old IEL. All material intercompany transactions have been eliminated in consolidation.

Pro Forma Information

The table below shows pro forma information as if the purchase of the minority interest had occurred at the beginning of each period:


                            Four Months Ended  Four Months Ended
                              June 30, 1997      June 30, 1996
                            -----------------  -----------------

Pro Forma Loss Before
     Extraordinary Item           $24,248,000         $2,515,000

Pro Forma Net Loss                $26,072,000         $2,515,000

Pro Forma Loss Per Share          $      1.88         $      .20


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

The debentures contain a feature that provides for conversion into Common Stock at a price below the current market at the time of issue. The value of this beneficial conversion feature, totaling $221,589, has been capitalized in other assets with a corresponding increase to additional paid-in capital. Placement fees of $61,060 incurred upon sale of the debentures are also capitalized. The value of the conversion feature and the placement fees are amortized to interest expense over the original life of the debenture. Any unamortized amount is expensed upon conversion of the debenture. At June 30, 1997 the unamortized deferred interest charge of $217,853 is included in other assets. A total of $64,796 was expensed during the three month and four month periods ending June 30, 1997.

An additional $1.1 million of convertible debentures due July 31, 1999 were sold in July, 1997.

4.  STOCK OPTION PLANS

On August 27, 1996, the Company established, and the Company's shareholders approved, the 1996 Stock Program for the then upper management, directors and major shareholders of the Company. The options issued under the 1996 Stock Program were exercisable upon the grant date and expire during 2001 through 2006. As of June 30, 1997, options outstanding under the 1996 Stock Program totaled options for 1,130,000 shares of Common Stock.

The Company adopted on December 6, 1996, a Directors Option Plan covering 500,000 shares of Common Stock pursuant to which all directors holding office at December 10th of each year will automatically be granted options for 10,000 shares of Common Stock at the trading price on such day. As of June 30, 1997, options outstanding under the Directors Option Plan totaled 60,000 shares, all of which were exercisable immediately.

Effective June 16, 1997, the Company established a Management Incentive Plan (the "MIP") by authorizing the issuance of options for 4,070,105 shares of Common Stock. The Company's Board of Directors (the "Board") has the authority to determine the allocation and vesting requirements for such options under the MIP. It is the Board's intention that vesting of the options to be issued under the MIP will create performance incentives for management because a percentage of the options under the MIP will only be exercisable upon the achievement of significant increases in the trading price of the Common Stock and another percentage will vest upon satisfaction of continued employment and other performance goals. As of June 30, 1997, options outstanding under the MIP totaled 1,200,000 shares, all of which will vest specifically on sustaining certain stock price levels. No compensation expense was recognized for the MIP during the quarter ended June 30, 1997.

5.  STOCK WARRANTS

As of June 30, 1997, the Company had outstanding stock warrants for 408,528 shares of its Common Stock at an exercise price of $3.00 per share. Warrants for 308,528 shares expired on July 31, 1997. The balance of the warrants, totaling 100,000 shares, have an expiration date of December 31, 1997.

6.  PREFERENCE SHARES OF STOCK

In December 1994, the Company discontinued an engineering and marketing arrangement with B/E Aerospace, Inc. ("BEA"). As part of the termination, the Company issued to BEA a promissory note in the original principal amount of $2.5 million bearing interest at 12% per annum. On February 28, 1997, an agreement was reached with BEA to exchange the note, including accrued and unpaid interest, for Class A Preference Shares at $1,000 per share. The exchange for 2,737 Class A Preference Shares was completed in June, 1997.

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

Since the Preference Shares were convertible into Common Stock at less than the market value at the time of issue, a beneficial conversion feature existed requiring that the Preference Shares be valued at the market value of the underlying Common Stock. Since the resulting valuation of the Preference Shares exceeded the balance of the note, an extraordinary expense of $1,824,000 was incurred for early extinguishment of debt.

As part of the Merger, Harrah's entered into the "Registration and Preemptive Rights Agreement" under which, among other things, Harrah's has the right to receive additional shares of Common Stock at $.01 per share in order to maintain their ownership percentage in the Company in the event that the Class A Preference Shares held by BEA are converted into Common Stock. The market value of the Common Stock issuable to Harrah's in the event that BEA elects to convert the Class A Preference Shares, was determined to be $2,561,000, and this amount has been included in amalgamation expense for the four months ended June 30, 1997.

7.  INCOME TAXES

As a Bermuda exempted company, IEL is not currently subject to income tax filing requirements in Bermuda. Accordingly, with the exception of U.S. earned interest income, which is subject to U.S. taxation, there are no income tax provisions, benefits, liabilities or assets reflected in the accompanying financial statements. U.S. tax expense related to interest income was approximately $1,000 and $1,500 for the three and four month periods ended June 30, 1997, respectively, and $17,000 for the three and four month periods ended June 30, 1996, respectively, and is included in general and administrative expenses.

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

On April 30, 1997, the Company entered into a Consulting Agreement with James P. Grymyr, a director of the Company, whereby Mr. Grymyr would provide consulting services to the Company as requested by the Company from time to time. Under the terms of the Consulting Agreement, the Company has issued to Mr. Grymyr 586,077 shares of Common Stock as consideration for all such consulting services both past and future. The Company expects any future consulting services to be minimal. The value of the stock (approximately $2.4 million) is reflected in the Statements of Operations for the three and four month periods ending June 30, 1997, as consulting and contract labor expense.

Geller & Co., of which Laurence Geller is Chairman and CEO, performed consulting services for the Company pursuant to a retainer agreement that commenced in February, 1996 and terminated August 14, 1997. Geller & Co. was paid a monthly retainer of $5,000. Pursuant to Geller & Co.'s retainer, a grant of options for 200,000 shares of Common Stock with an exercise price of $3.00 and a term of ten years was also made to Geller & Co. In addition, Geller & Co. received 200,000 shares of Common Stock that vest upon the closing of a major financing. The Board has determined that the Merger which occurred June 17, 1997 constituted a major financing, and, consequently, the 200,000 share success fee has vested, and an expense of $650,000 was recognized. Mr. Geller has been Chairman of the Board of Directors of the Company since September 30, 1996.

9.  AGREEMENT REGARDING REDEMPTION OF PERFORMANCE SHARES

When the Company acquired the rights to the in-flight gaming software from Sky Games International, Inc. ("SGII") on November 7, 1991, a portion of the consideration was 3,000,000 shares of Common Stock which, according to then applicable requirements, were placed in escrow, to be released on the basis of one share for each U.S. $1.78 of net cash flow generated from the assets over a ten-year period (the "Performance Shares"). The Performance Shares were issued at a deemed price of

$.1155 per share with 2,000,000 shares issued to SGII (87% of the outstanding stock of which is owned by James P. Grymyr, a director of the Company, and his wife) and 1,000,000 shares were issued to Anthony Clements, a director of the Company. An additional 525,000 shares, which were issued to Dr. Rex E. Fortescue, formerly a director of the Company, are held in the escrow on the same terms and are also included as Performance Shares. Each of Messrs. Clements and Fortescue, as of April 30, 1997, have agreed to allow the Company to redeem and cancel the Performance Shares when and if they are released from escrow for any reason whatsoever (the "Redemption Agreement"). As consideration for such agreement to tender the Performance Shares for cancellation by the Company in the event they are ever released from the escrow, the Company has issued to Messrs. Clements and Fortescue, 333,333 and 175,000 shares of Common Stock, respectively. SGII, as of April 30, 1997, has also agreed that it will tender the 2,000,000 Performance Shares which it holds for cancellation by the Company when and if such Performance Shares are released from escrow for any reason whatsoever. As consideration of such agreement, in February, 1997, the Company expensed the outstanding balance of a note made by SGII to the Company in the approximate amount of $550,000 and has issued to SGII 80,590 shares of Common Stock (the "Redemption and Cancellation Agreement"). In the event the Performance Shares are not released prior to six months after the end of the Company's financial year ending in the year 2002, the Performance Shares will automatically be canceled in accordance with the terms of the escrow agreement. The value of the 588,923 shares of Common Stock issued as consideration for the agreement was determined to be $1,840,000. This amount is included on the Consolidated Statement of Operations as amalgamation expense.

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

The Company has yet to generate any operating revenues and has no assurance of future revenues. Its principal activities through June 30, 1997, consisted of developing, testing and marketing the in-flight gaming software. As of June 30, 1997, IEL had one airline contract to provide its gaming software to Singapore Airlines, which has various termination provisions. The contract provides for a six-month minimum trial period for the parties to assess the operation of the in-flight gaming system and public acceptance of the in-flight gaming business. The Company and Singapore Airlines are not yet in the six-month trial period. During this trial period, the airline has no affirmative obligation to install the system on any or all of its aircraft; although, if 12 aircraft are not installed with the system within 18 months from the date in-flight gaming begins, IEL may terminate the contract. In addition, gaming is prohibited on the aircraft of U.S. commercial air carriers and on all flights to and from the United States. Other countries may introduce similar prohibitions, which could result in termination of the contract.

Results of Operations

Three Months Ended June 30, 1997 and June 30, 1996

Total expenses for the quarter ended June 30, 1997 were approximately $24.3 million and $.6 million during the same period of 1996. This increase in expenses relates to increased staffing levels and to the Merger.

General and administrative expenses increased to $1,020,000 from $203,000 or approximately $817,000. Payroll related expenses increased by $734,000 as the Company built a permanent staff in 1997 to reduce reliance on contractors. Audit and accounting expenses increased by $41,000 and travel expenses increased by $25,000.

Consulting and contract labor costs increased to $2,695,000 from $153,000 or approximately $2,542,000. The increase is primarily due to the $2.4 million expense for the Grymyr consulting agreement.

Legal expenses increased to $300,000 from $43,000. The increase is due to costs of the Merger, financing activities and compliance with U.S. reporting requirements.

Interest expense increased by approximately $148,000 of which $65,000 is attributable to amortization of the deferred finance charges related to the convertible debentures.

Depreciation and amortization for the 1997 period includes $236,000 in amortization expense related to the excess of the purchase price over assets acquired when the Company purchased the minority interest in Old IEL from Harrah's.

Amalgamation expenses for the 1997 period are non-cash expenses which include:
$10,098,000 for the expense of the Common Stock issued to Harrah's upon termination of the Management Agreement; $3,466,000 upon expensing the value of Common Stock issued to Harrah's relating to conversion of the Harrah's Loan; $2,561,000 upon expensing the value of the Common Stock that may be issuable to Harrah's under the Registration and Preemptive Rights Agreement in the event that BEA converts its Class A Preference Shares to Common Stock; and an expense of $1,840,000 for the value of the Common Stock issued to SGII, Anthony Clements and Dr. Rex Fortescue upon their agreement to surrender the Performance Shares for cancellation upon their release from escrow. There were no amalgamation expenses in the 1996 period.

An extraordinary expense of $1,824,000 was recorded in the period for early extinguishment of the note due to BEA when it was exchanged for the Class A Preference Shares. There was no extraordinary expense in the 1996 period.

Four Months Ended June 30, 1997 and June 30, 1996

Total expenses for the four months ended June 30, 1997 were approximately $24.5 million as compared to $.7 million in the 1996 period. Except for the items noted above, expenses for both periods were comparable.

Liquidity and Capital Resources

At June 30, 1997 the Company had a working capital deficit of approximately $337,000. The Company's primary source of funding has been through sales of its equity and securities convertible into equity.

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

     The Company held a Special General Meeting of stockholders on June 16, 1997. The following matters were voted upon at the meeting:

1. a resolution to:  a. amend the Bye-Laws of the Company,

                     b. change the name of the company from Sky Games International, Ltd. to Interactive Entertainment Limited,

                     c. change the par value of Common Stock from Cdn.$.01 to US$.01,

                     d. authorize the creation of 3,000 Non-Voting Convertible Redeemable Class A Preference Shares of par value US$.01 and 5,000,000 Class B Redeemable Preference Shares of par value US$.01, and

                     e. authorize the Directors to issue the Non-Voting Convertible Redeemable Preference Shares and the Redeemable Preference Shares on terms as the Directors deem appropriate.

There were 6,703,686 shares voted at the meeting. Of these 6,292,589 (93.9%) voted in favor of the resolution, 398,500 (5.9%) opposed the resolution, and 12,327 (.02%) abstained.

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


                                     INTERACTIVE ENTERTAINMENT LIMITED


December 4, 1997                     BY: /s/ David B. Lamm
                                         --------------------------
                                         Chief Financial Officer



December 4, 1997                     BY: /s/ Michael A. Irwin
                                         --------------------------
                                         Director of Finance and Administration
                                         (Chief Accounting Officer)