Form 10-K
period 1997-12-31
INTERACTIVE ENTERTAINMENT LTD
filed 1998-03-31
CIK 882537

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)
[_]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                          For the fiscal year ended

                                      OR

[X]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

       For the transition period from March 1, 1997 to December 31, 1997

                          COMMISSION FILE NO. 0-22622

                       INTERACTIVE ENTERTAINMENT LIMITED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                                                I.R.S. NO. 98-0170199

                                        (I.R.S. EMPLOYER IDENTIFICATION NO.)
                BERMUDA
    (JURISDICTION OF INCORPORATION)


                        845 CROSSOVER LANE, SUITE D-215
                               MEMPHIS, TN 38117
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 901 537-3800

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS                       NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                       -----------------------------------------
Common Stock, Par Value  $0.01 per share  Nasdaq SmallCap Market
(the "Common Stock")

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of $3.25 for the Common Stock as reported by the Nasdaq SmallCap Market on March 12, 1998 is $43,206,413.

  The number of shares outstanding of the issuer's Common Stock, as of March 12, 1998: 20,181,196 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders, which will be filed within 120 days after the end of the fiscal year, are incorporated by reference into Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       INTERACTIVE ENTERTAINMENT LIMITED

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 Part 1
          Item 1  Corporate History and Development......................    1
                  Business Overview......................................    1
                  The Product............................................    2
                  The Industry...........................................    3
                  Competition............................................    3
                  Market and Marketing...................................    3
                  Manufacturing..........................................    4
                  Sky Games System Acquisition...........................    4
                  The Amalgamations......................................    4
                  Major Customers........................................    5
                  Employees..............................................    6
          Item 2  Properties.............................................    6
          Item 3  Legal Proceedings......................................    6
          Item 4  Submission of Matters to a Vote of Security Holders....    6
 Part II
          Item 5  Market for Registrant's Common Equity and Related
                   Stockholder Matters...................................    7
          Item 6  Selected Financial Data................................    8
          Item 7  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...................    9
                  Overview...............................................    9
                  Results of Operations..................................   10
                  Liquidity and Capital Resources........................   12
                  Forward-Looking Information............................   13
          Item 8  Financial Statements and Supplementary Data............   13
          Item 9  Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure...................   13
 Part III
          Item 10 Directors and Executive Officers of the Registrant.....   14
          Item 11 Executive Compensation.................................   14
          Item 12 Security Ownership of Certain Beneficial Owners and
                   Management............................................   14
          Item 13 Certain Relationships and Related Transactions.........   14
 Part IV
          Item 14 Exhibits, Financial Statement Schedules and Reports on
                   Form 8-K..............................................   15
                  Signatures.............................................   18
                  Financial Statements...................................  F-1

                                    PART I

ITEM 1. BUSINESS

 Corporate History and Development

  Interactive Entertainment Limited (formerly Sky Games International Ltd., the "Company" or "IEL") was incorporated pursuant to the laws of the Province of British Columbia on January 28, 1981 under the name Tu-Tahl Petro Inc. On May 10, 1990, the Company changed its name to Creator Capital Inc. The Company was reincorporated through the continuance of its corporate existence from the Province of British Columbia to the Yukon Territory on July 15, 1992. On January 23, 1995, the Company changed its name to Sky Games International Ltd. ("SGI"). Effective February 22, 1995, the Company continued its corporate existence from the Yukon Territory to Bermuda as an exempted company under the Companies Act 1981 (Bermuda) (the "Bermuda Act"). In June, 1997, the Company changed its name to Interactive Entertainment Limited following consummation of the amalgamation of the Company's wholly-owned subsidiary, SGI Holding Corporation Limited ("SGIH"), and SGIH's formerly 80% owned subsidiary, then known as Interactive Entertainment Limited ("Old IEL"), which was followed immediately by an amalgamation of SGI with the survivor of the first amalgamation, (the "Amalgamations"). Unless the context otherwise requires, the term "Company" refers to Interactive Entertainment Limited, its wholly-owned subsidiaries, Sky Games International Corporation ("SGIC"), and Creator Island Equities Inc., and for periods prior to June 17, 1997, also SGIH and Old IEL, which was the Company's principal operating subsidiary from December 30, 1994, through such Amalgamations. Also included is IEL (Singapore) Pte. Ltd., a wholly-owned subsidiary of the Company.

  The initial purpose of the Company was natural resource exploration and development; however, since January 1991 the Company has concentrated its efforts on acquiring, developing and commercializing a gaming technology marketed as Sky Games(TM) for inflight use by international airline passengers and patrons in other non-traditional gaming venues. In pursuit of this purpose, the Company in 1991 acquired the principal assets of Nevada-based Sky Games International, Inc. ("SGII"). In late 1994, the Company formed Old IEL as a joint venture with subsidiaries of Harrah's Entertainment, Inc., ("Harrah's"), which resulted in the transfer to Old IEL of the Company's inflight gaming business and the execution of a management agreement with Harrah's with respect to Old IEL and other related relationships. Pursuant to such management agreement, Old IEL's operations were managed by a Harrah's subsidiary. The description herein of the Company's operations from December 30, 1994 through June 17, 1997 with respect to inflight gaming activities refers to the operations of Old IEL under the management of this subsidiary of Harrah's. Until the Amalgamations, because the management of the business of Old IEL had been substantially delegated to a third party manager the management and affairs of the Company were subject to numerous contractual requirements and limitations.

 Business Overview

  The Sky Games(TM) system was developed to introduce gaming to international airline passengers. The system is designed to enable users to play a number of casino-type games from their seats by way of a built-in, color, interactive, in-seat monitor. The product design in its current form has only recently been possible since audio-video interactive inflight entertainment hardware ("IFE") systems have only recently been commercially introduced. The IEL system has been integrated with the IFE systems offered by Matsushita Avionics Systems Corporation ("MASC") and is also intended to be interfaced with systems manufactured by other leading manufacturers including, among others, B/E Aerospace, Inc. ("BEA"), Rockwell International Corp., Sony Trans Com Inc. and The Network Connection, Inc.

  The Company believes that an opportunity exists to introduce casino games on international air flights, based on the following factors: (i) many commercial international air routes involve long flights which create the opportunity for the entertainment of passengers; (ii) many airlines have indicated that they view IFE systems as a source of additional revenue; (iii) in certain parts of the world and in certain markets, gaming is increasing in popularity and public acceptance; and (iv) as with all casino style gaming, the odds are in favor of the "house" when played over a period of time. The Company has conducted limited field surveys in conjunction with affiliates of Harrah's to measure passenger reaction to inflight gaming in general and to gather statistical information related to game preferences, projected passenger participation, betting limits and acceptance of the Company's software design. These surveys support the Company's belief regarding inflight gaming.

  The Company has made proposals to and held discussions with major airlines in Europe and Asia, and in April of 1996, the Company announced the signing of a three-year contract, subject to a two-year extension term, for the provision of gaming services to Singapore Airlines ("SIA"). The term would commence with SIA's acceptance, for use on its aircraft, of the Company's gaming software. However, the agreement with SIA is subject to a trial period and to termination by either party upon the occurrence of specified events. Consequently, the agreement may not be in effect through the entirety of its initial term or any extension term. The agreements with Singapore Airlines consist of a license of the Sky Games(TM) system to the airline and a services agreement under which the Company will manage certain aspects of the airline's inflight gaming operations. While the Company intends that future contracts will have a similar structure, the Company recognizes that different arrangements may be required to work with different airlines. Fees payable by the airline are a percentage of the net revenues generated from inflight gaming activities. If results from the SIA operation are successful, the Company believes additional contracts can be reached with additional carriers.

  The commencement of gaming operations on an airline will require the successful installation on the airline's aircraft of an IFE system. The Company currently does not manufacture, provide, install or service IFE systems. The Company understands that in the past, several airlines have experienced difficulties with the installation and testing of IFE systems, but based on discussions among the Company, various airlines and the IFE system providers, the Company believes that these difficulties will be overcome. SIA has installed IFE systems on their total fleet of 53 wide-body aircraft.

  On January 13, 1998, IEL completed the acquisition of London-based Inflight Interactive Limited ("IIL"). The acquisition has resulted in increased product offerings in the way of games of skill and amusement. As a result of the acquisition, IEL anticipates that it will gain greater market access to the world's leading air carriers.

 The Product

  The IEL system is a self-contained, computerized gaming system that enables airline passengers to play popular casino-style games at their seats. Airlines can add gaming to aircraft fitted with compatible IFE equipment with only nominal retrofitting cost and little or no aircraft downtime.

  The IEL software was designed and written in layers. This layered approach effectively insulates the top-level applications (gaming software) from the specifics of the underlying hardware. The first level of software is composed of device and system drivers. Where the hardware is unique to the specific system, the drivers are provided by the hardware supplier. As additional layers of software are added, the interface becomes less hardware specific. The goal is to reach a level of abstraction sufficiently removed from the hardware details so that the application software needs to have little, or perhaps no, direct knowledge of the hardware that is supporting the operating environment. This top-level interface is the Application Programming Interface ("API"). The IEL software is written to the Microsoft Windows API. The service integrator will provide an API or APIs that will extend the Windows API by providing access to IFE specific functions. Any Intel based platform that can support Microsoft Windows will provide the necessary operating environment for the gaming software.

  The Company has been granted federal registration of the Sky Games logo and the slogan "We Make Time Fly" by the U.S. Patent and Trademark Office. In addition, the Company has applied for registration of the Sky Casinos International logo and the marks "Sea Games International" and "Sky Play." At this time the Company has not applied for any patents. Upon completion of successful testing results, an assessment will be made of the Company's gaming systems and designs and patent applications may be filed where appropriate. The Company's proprietary software is copyrighted and contains security features designed to "lock" the software if it is tampered with.

  In order to operate the Sky Games(TM) system in commercial settings, the Company must provide additional hardware and software systems necessary to properly record and account for gaming activities by patrons. The Company has designed accounting and financial control systems for the management of inflight gaming operations. Inflight gaming transactions will be conducted through major credit cards. The major credit card companies have developed rules for the use of their cards in connection with inflight gaming wherein, presently, the maximum purchase of gaming credits on a credit card is U.S. $350 and winnings are capped at U.S. $3,500.

 The Industry

  The Boeing Company's 1997 Current Market Outlook forecast passenger traffic growth of 4.9% annually over the next 20 years. The report noted that, to meet that growth, airlines are expected to add over 16,000 airplanes worth more than $1.1 trillion to their fleets. Other industry sources estimate that approximately half of new aircraft deliveries are expected to be wide body, long-haul aircraft that will represent a substantial market for IFE systems and inflight gaming.

  Industry statistics indicate that gaming, in general, is gaining increased market acceptance in many regions of the world and that U.S. casino revenue increased from U.S. $8.9 billion in 1991 to U.S. $22.8 billion in 1996. North Americans account for only a portion of the worldwide gaming industry. Casino gambling, for example, also exists in Australia, the Bahamas, Canada, Denmark, Chile, Germany, Great Britain, Malaysia, Monaco, the Netherlands, Puerto Rico, South Africa, Switzerland, Turkey and Uruguay. The U.S. Department of Transportation estimated in March, 1996, that the potential inflight gaming revenue for non-U.S. airlines is approximately $480 million per year.

  The Company anticipates that the IFE industry will grow rapidly over the next three to five years as airlines commit to interactive IFE hardware based on improved product reliability and demonstrated revenue generation. Accordingly, the Company is committed to building its core business by focusing initially on the airline market but also investigating the potential of other venues such as cruise ships, ferry boats, trains and hotel rooms.

 Competition

  The Company understands that several companies are working on inflight gaming systems, including InterGame and Interactive Flight Technologies, Inc. ("IFT"). Both of these companies have announced agreements with airlines to provide inflight gaming systems. Unlike the Company, IFT provides the IFE hardware in addition to gaming software. IFT's business plan was based on allowing airlines to finance the purchase of the system out of a share of gaming revenues. IFT launched inflight gaming with Swissair in January 1997 and announced shortly thereafter that gaming revenues were not sufficient to support the financing of their system. IFT is currently seeking areas for alternative business development. InterGame announced in March 1998 that it had launched its gaming software with Lauda Air. These companies may have significantly greater financial and technical resources than the Company, and there can be no assurance that the Company will be able to compete effectively with such companies. The Company believes that in the event inflight gaming and related activities become more established, additional competitors with alternate approaches are likely to enter the business. Other inflight offerings, such as shopping and movies, could also be considered as indirect competition.

  Competition in the development of products for the inflight entertainment industry is strong; however, the Company believes that few products currently are being developed that provide the airlines with a means to generate revenue comparable to inflight gaming.

 Market and Marketing

  In the very competitive airline market, airlines are seeking a distinctive, competitive edge to attract and retain paying customers. Entertainment and service systems are forming a part of airlines' current business strategy.

  The Company's primary target market is Asian and Pacific Rim airlines whose passengers, with certain exceptions, generally have a broad cultural acceptance of gaming. The Company believes that the Latin American and European markets may also hold strong potential. Gaming is prohibited on the aircraft of U.S. commercial air carriers and on all flights to and from the United States.

  The Company believes that the principal benefits of its product to the airlines will be the ability to enhance entertainment offerings to passengers and airline participation in a potential revenue stream. IFE systems are capital intensive; however, providing passenger service and comfort, especially for first and business class travelers, is a major area of competition for airlines. The Company believes that new methods of increasing revenues while providing a high level of service will be seriously considered by airlines; however, there can be no assurance that IFE systems or inflight gaming will be among the alternatives selected by airlines. Although the system is designed for gaming using money, the Company believes that the system could be adapted to "pay-for-play" mode in those circumstances where gambling for money is not legal and that a system utilizing frequent flyer credits and other rewards can be integrated as part of the gaming program.

  Recent economic developments in Asia may cause airlines to cancel or delay purchases of new aircraft and/or IFE systems. Most airlines serving the Asian market have recently reported a decrease in passenger load factors, and some have announced reductions in flight frequencies and eliminations of service to some markets. It is possible that these events will adversely affect the Company's ability to execute its business plan.

  The Company expects to derive its income from a share of gaming earnings and does not anticipate selling its gaming products to generate revenue. Airlines will receive a percentage of net revenue generated by Sky Games(TM) on their respective flights. Passenger payouts and certain direct operating costs will be deducted from revenue and the "win" split on a negotiated basis. Airlines currently have similar revenue-sharing arrangements with other product/service providers, such as inflight communication companies (e.g. GTE Airfone). The Company expects to provide certain training, banking, accounting and administrative functions. The airline will provide the aircraft, the equipment, the passengers and inflight personnel.

 Manufacturing

  As a software producer and operator, the Company has no manufacturing capability. The Company's software is being designed to interface with in-cabin hardware, including onboard computers, file servers, distribution and communication systems, manufactured by various suppliers for the airlines.

 Sky Games System Acquisition

  On November 7, 1991, the Company entered into an agreement, with subsequent amendments, with Sky Games International, Inc. ("SGII") to purchase technology, proprietary rights and prototypes of the casino games known as "Sky Games." The purchase price of the assets was 300,000 shares of the Company's $.01 par value common stock (the "Common Stock") issued to SGII at a deemed price of $1.65 per share, plus an additional 3,000,000 shares of Common Stock held in escrow to be released on the basis of one share for each U.S. $1.78 of net cash flow generated from the assets over a ten-year period (the "Performance Shares"). Of the 3,000,000 shares, 2,000,000 were issued to SGII and 1,000,000 shares to Anthony Clements, an advisor to and director of the Company. The Performance Shares are held in escrow by Montreal Trust Company of Canada. As of April 30, 1997, the holders of the Performance Shares have agreed with the Company to tender such shares to the Company when and if they are released from the escrow, and the Company has agreed to cancel such shares. The holders of the Performance Shares have also granted an irrevocable proxy to a bank which has irrevocably agreed not to vote such shares. Since the Performance Shares are subject to cancellation and may not be voted, management of the Company does not consider the Performance Shares to be outstanding.

 The Amalgamations

  Effective as of December 30, 1994, the Company, through SGIH, and Harrah's Interactive Investment Company ("HIIC") completed the formation of Old IEL as a joint venture corporation incorporated as an exempted company under the Bermuda Act. At the same time, (i) Old IEL entered into a management agreement (the "Management Agreement") with Harrah's Interactive Entertainment Company (the "Manager"), (ii) the prior consulting agreement between Harrah's and SGIC was terminated, (iii) SGIC assigned all right, title and interest in the Sky Games(TM) system and related trademarks and trade names to the Company, and (iv) the Company licensed the Sky Games(TM) system and certain related trademarks and trade names to Old IEL. In connection with the Amalgamations, the contractual agreements with the affiliates of Harrah's were terminated.

  The ownership interests of the Company and HIIC in Old IEL were 80% and 20%, respectively, prior to the Amalgamations. The Company and HIIC had funded a total of $5 million to Old IEL. Additional capital, if not available from third parties, was to have been provided by the Company and HIIC in proportion to their shareholdings. The Executive Committee of Old IEL was to determine whether additional capital was to be provided as equity or debt. Under the shareholders agreement, each party had certain options with respect to the other party's stock. The shareholders agreement was terminated effective June 17, 1997.

  The Manager had been granted and had assumed broad responsibility for managing the business of Old IEL, including completing the development of and improving the Sky Games(TM) software and all other systems, marketing to airlines and customers and day-to-day gaming operations. The Management Agreement had a two-year term, but could have been renewed at the Manager's option for successive two-year terms up to a maximum term of 10 years. The Manager had a right of first negotiation on a renewal agreement. Management fees were dependent on the amount of gross revenues with a maximum fee of 7.5% of gross revenues and a minimum monthly fee of $10,000. Old IEL was required to pay all operating costs (including capital expenditures) of the business, which included the cost of services and goods provided by the Manager and its affiliates under the Management Agreement.

  The Manager could have declared a default under the Management Agreement if IEL, SGIH, any of SGIH's affiliates or any of their officers, directors or employees committed any act that the Manager determined could have affected any gaming license or approval (whether or not any regulatory action was commenced or threatened) held by the Manager, any of its affiliates, Old IEL, SGIH or any of SGIH's affiliates.

  The Amalgamations were consummated on June 17, 1997, and, in conjunction with the Amalgamations, the Management Agreement was terminated, and management of the Company assumed direct responsibility for day to day operations. The Company also entered into a Continuing Services Agreement with Harrah's for certain services.

  The Company had exclusively licensed Old IEL to use certain of the Sky Games trademarks, trade names and other trade rights. This license was replaced in the Amalgamations by a similar license to Harrah's for use of the Company's software, as it existed on June 17, 1997, in traditional casino venues owned, operated or managed by Harrah's. The license is royalty-free, worldwide and non-terminable.

  In 1994, the Company terminated certain contractual rights previously granted to BEA in connection with the development of an earlier generation product for inflight gaming use. In connection with this termination, the Company issued a U.S. $2,500,000 convertible promissory note due March 30, 1997. The unpaid balance of the note, including accrued interest, was exchanged for Redeemable Convertible Class A Preference Shares in the Company on June 16, 1997.

 Major Customers

  The Company's only contract for its gaming application is with Singapore Airlines. On January 13, 1998, the Company completed the acquisition of IIL. IIL is a U.K. company that provides games of amusement to Cathay Pacific Airways, Egypt Air, Lauda Air, Malaysia Airlines and Virgin Atlantic Airways.

 Employees

  During the current fiscal year, the Company consolidated the operations of its former Vancouver corporate office into the Memphis, Tennessee headquarters office of its former operating subsidiary. The Company had 18 employees as of March 1, 1998. Fifteen employees work out of its Memphis headquarters, one employee is based in Seattle, Washington, and one is based in Singapore. The acquisition of IIL in January, 1998 added one employee based in London. Labor relations with employees are good, and none of the Company's employees are covered by collective bargaining agreements.

ITEM 2. PROPERTIES

  The Company maintains its principal office in Memphis, Tennessee in approximately 9,400 square feet pursuant to a sublease from Harrah's. The lease provides for a monthly payment of approximately $11,000 and expires April 30, 1999.

  The Company rents approximately 400 square feet of office space from SIA on a month-to-month basis for its Singapore subsidiary at a cost of approximately $800 per month.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not currently a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company held its Annual General Meeting for the fiscal year ended February 28, 1997 on October 17, 1997. The following matters were voted upon at the meeting:

    1. Election of seven persons to the Board of Directors;

    2. Approval and ratification of the Company's Management Incentive Plan;
  and

    3. Appointment of Ernst & Young LLP as the Company's independent public accountants.

  There were 13,398,086 shares of Common Stock voted at the 1997 Annual General Meeting as follows:

    1. Election of Directors:

                                         VOTES FOR    VOTES WITHHELD   ABSTAIN
                                      --------------- -------------- -----------
                 NOMINEE                NUMBER    %    NUMBER    %   NUMBER   %
                 -------              ---------- ---- --------- ---- ------- ---
     Malcolm Burke................... 12,936,846 96.6   350,440  2.6 110,800 0.8
     Anthony P. Clements............. 12,889,206 96.2   398,080  3.0 110,800 0.8
     Brian Deeson.................... 13,129,857 98.0   157,429  1.2 110,800 0.8
     Laurence Geller................. 11,130,036 83.1 2,157,250 16.1 110,800 0.8
     Phillip Gordon.................. 11,161,256 83.3 2,126,030 15.9 110,800 0.8
     Amnon Shiboleth................. 11,008,039 82.2 2,279,247 17.0 110,800 0.8
     Gordon Stevenson................ 13,114,357 97.9   172,929  1.3 110,800 0.8

    2. Approval of Management Incentive Plan

       For...................................................... 8,205,815 61.3%
       Against.................................................. 2,966,713 22.1%
       Abstain..................................................   115,183  0.9%
       Not Voted................................................ 2,110,375 15.7%

    3. Approval of Ernst & Young LLP

       For..................................................... 13,289,226 99.2%
       Against.................................................     91,081  0.7%
       Abstain.................................................     17,779  0.1%

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Since July 8, 1997, the Company's Common Stock has been traded on the Nasdaq SmallCap Market under the symbol "IELSF." From March 1, 1994 until July 8, 1997, the Company's shares traded on the Nasdaq SmallCap Market under the symbol "SKYGF."

  The table below sets forth, for each fiscal quarter within the last two years, the reported high and low closing prices of the Common Stock as reported by the Nasdaq SmallCap Market.

                                                     TWELVE MONTHS  TEN MONTHS
                                                         ENDED         ENDED
                                                     FEBRUARY 28,  DECEMBER 31,
                                                         1997          1997
                                                     ------------- -------------
                                                      HIGH   LOW    HIGH   LOW
                                                     ------ ------ ------ ------
      First Quarter................................. $6.250 $2.625 $5.000 $4.125
      Second Quarter................................ $5.875 $2.875 $4.625 $2.625
      Third Quarter................................. $4.625 $3.375 $4.938 $2.375
      Fourth Quarter................................ $5.000 $3.125 $4.500 $2.375

  As of February 12, 1998, there were 250 shareholders of record. Since certain of the shares of Common Stock are held by brokers or other nominees, the number of record holders may not be representative of the number of beneficial holders. The Company believes there are approximately 2,600 beneficial holders of the Company's Common Stock.

  The Company has not paid any cash dividends on its Common Stock and does not anticipate paying any such dividends in the foreseeable future.

  The Nasdaq SmallCap Market adopted revised Marketplace Rules for continued listing which became effective February 23, 1998. Except as discussed below, the Company believes that it is in compliance with the new listing requirements. The listing requirements state that a company's by-laws must provide that a quorum for any meeting of the shareholders is at least 33 1/3% of the outstanding shares of a company's common voting shares. The Company's bye-laws are consistent with the Bermuda Companies Act 1981 which provide that at least two shareholders may constitute a quorum. The Company has requested an exemption from the revised rules.

  On October 22, 1997, the Company completed agreements with two investors for the private placement of 987,463 shares of Common Stock for an aggregate purchase price of $3.2 million. $1.7 million was received upon closing, while the remaining $1.5 million is to be funded upon, and is contingent upon, completion of the first flight with the Company's software available in the entire cabin of a Singapore Airlines aircraft. For each five shares of Common Stock purchased and held for a minimum of six months, the investors will receive warrants for the purchase of one additional share. Warrants will be exercisable at a price of $3.8125 per share for 18 months from their issue.

  On March 19, 1998, the Company began negotiating the modification of the terms of the remaining $1.5 million of the private placement. Under the proposed terms, 50% of the remaining portion ($750,000) would be funded immediately, while the other 50% would be funded under the terms of the original agreement. The subscription price for the Common Stock would be revised to $2.62. Warrants scheduled to be issued in connection with the initial funding of $1.5 million would not be issued. For each Common Share purchased under the proposed revised agreement and held for a six-month period, the investor would receive 0.85 of a warrant to purchase Common Stock. The warrants, if issued, would have an exercise price of $2.62 and a term of 18 months.

  On December 17, 1997, the Company issued 1,000 shares of Series A Convertible Preference Shares of the Company's Class B Preferred Stock for a total consideration of $1,000.000. The Series A Class B Preference Shares are convertible after three months into a number of shares of Common Stock, determined by dividing the stated value of $1,000 per share by the lesser of:
$3.2038 (the "Fixed Conversion Price") and a price (the "Floating Conversion Price") calculated by (i) determining the average of the three lowest closing bid prices for the Common Stock during the thirty trading days occurring immediately prior to, but not including, the conversion date, and (ii) multiplying such average by a defined conversion percentage (the "Conversion Percentage"). The Conversion Percentage decreases from 100% to 85% as the holding period increases. Dividends are cumulative and may be paid, at the option of the Company and with prior notice, in additional shares of Common Stock at an annual dividend rate of 8%. Warrants for the purchase of 61,718 shares of Common Stock were issued in connection with the issuance of the Series A Class B Convertible Preference Shares. The warrants, which have an exercise price of $3.2038, are exercisable beginning June 17, 1998 and expire on December 17, 1999. Under the agreement, the Company has the option of selling a second tranche with 123,432 warrants for an aggregate purchase price of $2,000,000. The Company's option with respect to the second tranche, which expires on June 17, 1998, is not exercisable until the Company's gaming software has been installed and is available to paying passengers in the entire cabin of a Singapore Airlines aircraft. The Series A Class B Preference Shares do not have any voting rights.

ITEM 6. SELECTED FINANCIAL DATA

  (in thousands, except share and per share data)

                            TEN MONTHS
                               ENDED      FISCAL YEAR ENDED FEBRUARY 28 OR 29
                            DECEMBER 31 ---------------------------------------
                               1997       1997      1996      1995      1994
                            ----------- --------- --------- --------- ---------
Statement of Operations
 Data:
  Loss before extraordinary
   item.................... $   28,988  $   4,180 $   4,167 $   5,684 $   1,709
  Extraordinary loss.......      1,824        --        --        --        --
                            ----------  --------- --------- --------- ---------
Net loss................... $   30,812  $   4,180 $   4,167 $   5,684 $   1,709
                            ==========  ========= ========= ========= =========
Loss per share before
 extraordinary item........ $     1.87  $    0.46 $    0.52 $    0.79 $    0.26
Extraordinary loss.........        .12        --        --        --        --
                            ----------  --------- --------- --------- ---------
Loss per share............. $     1.99  $    0.46 $    0.52 $    0.79 $    0.26
                            ==========  ========= ========= ========= =========
Weighted number of common
 shares outstanding (1).... 15,562,834  9,043,687 7,942,332 7,160,279 6,465,854
Number of common shares
 outstanding at period end
 (1)....................... 19,428,334  9,789,020 8,521,434 7,290,624 7,076,124

                                        AS OF      AS OF FEBRUARY 28 OR 29
                                     DECEMBER 31 ------------------------------
                                        1997      1997    1996    1995    1994
                                     ----------- ------  ------  ------  ------
Balance Sheet Data:
  Working capital (deficit).........   $   697   $ (172) $ (280) $ (522) $2,275
  Total assets......................    17,395    3,525   3,861   3,602   4,200
  Long term debt....................       530    2,600   2,346   2,550     --
  Redeemable preferred stock........     2,737      --      --      --      --
  Shareholders' equity (deficit)....    16,221     (333)    (54)   (695)  4,117
  Equity (deficit) per common share.   $  0.83   $(0.03) $(0.01) $(0.10) $ 0.58

--------
(1) Excludes Performance Shares

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Overview

  Interactive Entertainment Limited ("IEL" or the "Company"), formerly known as Sky Games International Ltd. ("SGI"), is a Bermuda exempted company which was incorporated on January 28, 1981. The Company's activities are focused on providing inflight gaming software and services by developing, implementing and operating a computer-based interactive video entertainment system of gaming and other entertainment activities on, but not limited to, the aircraft of international commercial air carriers.

  On December 30, 1994, the Company entered into a Shareholders Agreement with SGI Holding Corporation Limited ("SGIH"), a wholly-owned subsidiary of SGI, and an affiliate of Harrah's Entertainment, Inc. ("Harrah's"), to form a joint venture then known as Interactive Entertainment Limited ("Old IEL"), the result of which was that Old IEL became owned 80% by SGIH and 20% by Harrah's. Pursuant to a management agreement, (the "Management Agreement"), Old IEL was managed by an affiliate of Harrah's.

  At a Special General Meeting of shareholders held on June 16, 1997, pursuant to a Plan and Agreement of Merger and Amalgamation dated May 13, 1997, (the "Amalgamation Agreement"), Old IEL was merged into SGIH and then into SGI (the "Amalgamations"). Prior to the Amalgamations, Harrah's owned 20% of the capital stock of Old IEL and did not own any capital stock or other securities of SGI and had no representatives on the Board of Directors. As a result of the amalgamation of Old IEL and SGIH and the termination of the Management Agreement, the outstanding shares of Old IEL common stock held by Harrah's were converted into 5,879,040 shares of $.01 par value common stock of the Company (the "Common Stock"). Harrah's also received 1,007,875 shares of Common Stock upon conversion of a loan, (the "Harrah's Loan"), made to Old IEL. Harrah's therefore became the largest shareholder of the Company holding approximately 38.6% of the outstanding shares at the time of the amalgamation.

  Pursuant to the Amalgamation Agreement, Harrah's was provided with the right to appoint persons to the Board and to specified committees in a number generally proportionate to their share holdings calculated on a "fully diluted" basis as defined in the Company's bye-laws. Additionally, Harrah's was provided with the right to approve specified significant corporate actions by the Company for as long as the ownership of Common Stock by Harrah's is in excess of 20% (10% in some cases) of the outstanding voting shares of Common Stock computed on a fully-diluted basis.

  Upon consummation of the Amalgamations, SGI changed its name to Interactive Entertainment Limited, and the Board appointed Gordon Stevenson as President and Chief Executive Officer. The Company has consolidated operations formerly performed at its Vancouver, British Columbia office into its Memphis, Tennessee headquarters.

  The Company has yet to generate any operating revenues and has no assurance of future revenues. Its principal activities through December 31, 1997, consisted of developing, testing and marketing the inflight gaming software. As of December 31, 1997, IEL had a contract to provide its gaming software to Singapore Airlines, ("SIA"), which has various termination provisions. The contract provides for a six-month minimum trial period for the parties to assess the operation of the inflight gaming system and public acceptance of the inflight gaming business. The Company and Singapore Airlines are not yet in the six-month trial period which begins following acceptance by SIA of the Company's software for operation on one of SIA's aircraft. During this trial period, the airline has no affirmative obligation to install the system on any or all of its aircraft; although, if 12 aircraft are not installed with the system within 18 months from the date inflight gaming begins, IEL may terminate the contract. The contract with Singapore Airlines is the Company's only contract to provide its gaming software to an airline. The Company is pursuing additional contracts. However, gaming is prohibited on the aircraft of U.S. commercial air carriers and on all flights to and from the United States. Other countries may introduce similar prohibitions, which could limit the prospects for additional contracts and result in termination of the contract with Singapore Airlines or any future contracts with other airlines.

  Although SIA has been progressively installing the Matsushita Avionics Systems Corporation ("MASC") 2000E interactive inflight entertainment ("IFE") system on its wide-body aircraft since 1995, only now are the true interactive features of the system being implemented. Inflight gaming is expected to provide the first truly comprehensive interactive use of the IFE system. Inflight gaming is also expected to be the first use of the IFE system which generates a significant volume of financial transactions. Therefore, both SIA and IEL have insisted on rigorous testing prior to offering IEL's product to SIA's passengers. In October 1997, the Company completed an initial phase of laboratory testing of its inflight gaming system in conjunction with SIA and MASC and received laboratory certification from Singapore Airlines. Testing of the system then progressed to a series of test procedures on various aircraft on the ground. Among other items, this series of tests revealed inconsistencies in third party provided software (with which the Company's software must be integrated) from aircraft to aircraft and, in some cases, from one server to another server on the same aircraft. Once these issues were resolved, testing moved to an airborne environment. One airborne test was completed in March, 1998. The Company is currently addressing issues that surfaced during this test. The Company's inflight gaming system is comprised of three primary sets of software programs. One set of programs operates the games, one set controls the operation and communications between servers on the aircraft, and one set performs cabin management functions. Current issues are with the programs controlling cabin management functions which are highly customized to SIA specifications. Management expects that testing will be completed and the inflight gaming product will be launched during the second quarter of 1998.

  The Company has developed a version of its gaming product for use on cruise lines. It is expected that a trial will be initiated during 1998 in a limited number of cabins on one cruise ship operated by an international cruise line. This trial will be performed in conjunction with Transdigital Communications Corporation. There can be no assurances that the trial will be successful, and if it is successful, that it will be extended to other cabins or to other cruise ships operated by the owner or result in any agreement with the owner.

  The Company does not believe that it has exposure to the "Year 2000 Problem." Software developed by the Company is compliant with dates in the year 2000. The Company uses commercial software produced by a variety of vendors and believes that all of its major systems are compliant.

  On January 13, 1998, the Company completed the acquisition of all of the outstanding stock of Inflight Interactive Limited ("IIL") in exchange for 500,000 shares of the Company's Common Stock. IIL is a U. K. developer and provider of amusement games to the airline industry. IIL's games are currently operating on over 50 aircraft operated by Cathay Pacific, Egypt Air, Lauda Air, Malaysia Airlines, Saudi Arabian Airlines and Virgin Atlantic. The agreement also provides for the Company to issue up to 250,000 additional shares of Common Stock to the former owners of IIL upon achievement of certain milestones regarding implementation of the Company's software with an international airline to be designated by the parties. In February, 1998 IIL was advised by another major airline that it has been chosen to provide amusement games for selected aircraft of the airline's fleet. Due to existing contractual obligations, the airline has asked that IEL not reveal its identity until late in the second quarter of 1998.

 Results of Operations

  In April, 1997, the Board of Directors of the Company approved a change in the Company's fiscal year from the end of February to the end of December.

  Ten Months Ended December 31, 1997 and Twelve Months Ended February 28, 1997


  General and administrative expense increased by approximately $1.5 million. This includes an increase in payroll and related costs of approximately $307,000 due to increased staffing and an expense in the amount of $650,000 for the value of Company stock granted to Geller & Co. whose stock became vested following the Amalgamations. Accounting and audit fees increased by $93,000 as a result of increased reporting requirements following a change in the Company's status from a foreign private issuer. Travel expenses increased by $75,000 due to increased travel for marketing and product development. Recruiting and relocation expenses increased by $82,000 as a result of the Company building a permanent staff and reducing reliance on contractors. In conjunction with the Amalgamations, the Company purchased business insurance resulting in a cost of $79,000; the Company previously had no business insurance. Rent increased by $92,000 primarily as a result of relocation of operations from Harrah's corporate headquarters to dedicated leased space for the Company.

  Expenses for consulting and contract labor increased by approximately $1.9 million. These expenses would have decreased by $500,000 except for the $2.4 million expense for the value of 586,077 shares of Common Stock issued to James P. Grymyr, a former director of the Company, in payment of a consulting agreement in the second quarter.

  Legal expenses increased by approximately $411,000 due to the Amalgamations and increased financing and reporting activities of the Company.

  Interest expense, including amortization of finance fees on Company debt, totaled $1,012,000 for the ten month period ending December, 1997 and $300,000 for the twelve month period ending February, 1997. The expense for the current period is composed of interest on convertible debentures and amortization of finance fees related to the debentures, while the prior period expense is related to interest on the convertible note due to B/E Aerospace ("BEA"). The remainder of the convertible debentures were converted into Common Stock during the first quarter of 1998, and any unamortized finance fees as of December 31, 1997 have been expensed.

  Depreciation and amortization expenses increased by $2.8 million due to amortization of the excess of the purchase price over assets acquired when the Company purchased the minority interest in Old IEL previously owned by Harrah's. There were no comparable expenses in the prior period.

  Amalgamation expenses for the ten months ended December 31, 1997 were $18.1 million including: $10,098,000 for the expense of the Common Stock issued to Harrah's upon termination of the Management Agreement; $3,466,000 upon expensing the value of Common Stock issued to Harrah's relating to conversion of the Harrah's Loan; $2,561,000 upon expensing the value of the Common Stock that may be issuable to Harrah's under a registration and preemptive rights agreement in the event that BEA converts its Class A Preference Shares to Common Stock; an expense of $1,840,000 for the value of the Common Stock issued to SGII, Anthony Clements and Dr. Rex Fortescue upon their agreement to surrender the Performance Shares for cancellation upon their release from escrow; and $100,000 relating to closure of the Vancouver office. Except for the last item, all Amalgamation expenses were non-cash expenses. There were no Amalgamation expenses in the prior period.

  Write-down of assets for the ten months ended December 31, 1997 includes an adjustment of $449,000 in the value of real estate and other assets owned by the Company's wholly-owned subsidiary, Creator Island Equities, Inc. These assets were sold in November, 1997 at the approximate book value following the adjustment. In December, 1997 the Company wrote off the remaining $210,000 book value of inventory owned by SGIC. The inventory consisted of parts for a computer gaming system that had previously been in development with BEA. The $1.3 million write-down of assets for the twelve months ended February 28, 1997 includes the write-off of $138,000 in notes receivable owed to SGIC, the forgiveness of $550,000 in debt to SGIC in connection with an agreement to cancel the Performance Shares, and interim write-downs of $442,000 on the Creator Island Equities real estate and $210,000 on the SGIC inventory. Following the write-down and disposition of assets, the Company has no significant remaining assets that are not strategic to its current business objectives.

  An extraordinary expense of $1,824,000 was recorded during the current period for early extinguishment of the note due to BEA when it was exchanged for the Class A Preference Shares. There was no extraordinary expense in the prior period.

  Twelve Months Ended February 28, 1997 and February 29, 1996

  The net loss for both the 1997 and 1996 periods was approximately $4.2 million. Revenue for 1997 consisted solely of interest income of approximately $64,000 compared to $118,000 for 1996.

  General and administrative expenses decreased by approximately $987,000. The decrease was attributable primarily to an expense of $703,000 for the value of stock options granted to non-employees and non-directors in the 1996 period with no comparative expense in the 1997 period. Office and administration costs decreased by approximately $99,000 due to the closure of corporate offices in Las Vegas, Nevada and Los Angeles, California in late 1995.

  Consulting and contract labor costs for 1997 were approximately $1,195,000 compared to approximately $707,000 in 1996. Included were Old IEL costs of approximately $870,000 for 1997 and $434,000 for 1996. The increase is due to an increase in staffing needs that was fulfilled through the use of contract labor.

  Interest expense declined by approximately $306,000 due to the Company's efforts at securing equity capital and reducing reliance on debt instruments to fund operations.

  Asset write-down costs increased by $567,000. In the 1996 period, the Company wrote down $457,000 of previously deferred technology costs and wrote off approximately $316,000 in notes receivable.

 Liquidity and Capital Resources

  At December 31, 1997 the Company had working capital of approximately $697,000. The Company's primary source of funding has been through sales of its equity and securities convertible into Common Stock.

  During the ten months ended December 31, 1997, the Company sold a total of $2,163,250 in convertible debentures in four different private sales. The debentures were generally convertible into shares of Common Stock at the lower of a 15% discount to market at the time of purchase or a 22.5% discount to market at the time of conversion. A total of $1,633,250 of debentures were converted into 808,520 shares of Common Stock during the year and a principal amount of $530,000 remained outstanding as of December 31, 1997. Subsequent to the end of the year, the remaining debentures have been converted.

  In October, 1997, the Company completed agreements with two investors for the private placement of 987,463 shares of Common Stock for an aggregate purchase price of $3.2 million. $1.7 million was received upon closing with the remaining $1.5 million to be funded upon and is contingent upon completion of the first flight with the Company's software available in all seats of a Singapore Airlines aircraft. For each five shares of Common Stock purchased and held for a minimum of six months, the investors will receive one warrant for the purchase of additional shares. These warrants are exercisable at a price of $3.8125 per share for 18 months from their issue.

  On March 19, 1998, the Company began negotiating the modification of the terms of the remaining $1.5 million of the private placement. Under the proposed terms, 50% of the remaining portion ($750,000) would be funded immediately, while the other 50% would be funded under the terms of the original agreement. The subscription price for the Common Stock would be revised to $2.62. Warrants scheduled to be issued in connection with the initial funding of $1.5 million would not be issued. For each Common Share purchased under the proposed revised agreement and held for a six-month period, the investor would receive 0.85 of a warrant to purchase Common Stock. The warrants, if issued, would have an exercise price of $2.62 and a term of 18 months.

  In December, the Company completed agreements with two investors for the private placement of 3,000 shares of, Series A Class B Convertible Preferred Stock, (the "Preferred Stock"), at $1,000 per share. The Preferred Stock is entitled to receive a quarterly dividend at the rate of 8.0%. The Company has the option of paying the dividend in cash or in additional shares of Common Stock subject to certain notice provisions. $1.0 million was received upon closing with the remaining $2.0 million to be funded upon and is contingent upon completion of the first flight with the Company's software available in all seats of a Singapore Airlines aircraft. The investors received a total of 61,718 warrants to purchase Common Stock. The Preferred Stock is convertible into Common Stock at the lower of $3.2038 or a sliding discount to market at the time of conversion. The warrants are exercisable for a period of 18 months at a price of $3.2038. The investors will receive an additional 123,432 warrants upon funding of the second tranche.

  Subsequent to the end of the year, the Company sold 300 shares of Series B Class B Convertible Preferred Stock at $1,000 per share. The Series B Class B Convertible Preferred Stock has the same dividend and conversion features as the Series A Class B Convertible Preferred Stock. The investor also received a warrant to purchase 18,515 shares of Common Stock at a price of $3.2038 for 18 months.

  During the second quarter of 1997, the Company established a target of raising a total of $8.0 million in equity to provide funding for the Company's operating needs until such time as management believes that the Company will be receiving a positive cash flow from operations. Through March, 1998 a total of $6.5 million had been either raised or committed to the Company. The Company is currently negotiating commitments for additional capital to complete its equity target and believes that these efforts will be successful during the second quarter of 1998.

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

 Forward-Looking Information

  Except for historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1993, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include the inability to complete integration and testing of the Company's software, the implementation of the software by Singapore Airlines and the Company's ability to raise the necessary capital to fund its operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Financial Statements and Supplementary Data are provided as an exhibit to
Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  As of September 15, 1997, the Company accepted the resignation of Buckley Dodds, Chartered Accountants, as independent Canadian auditor to the Company. Buckley Dodds, Chartered Accountants, reports on the financial statements for the past two years have not contained any adverse opinions or disclaimer of opinions and have not been qualified as to uncertainty, audit scope, or accounting principles. There were no disagreements with Buckley Dodds, Chartered Accountants, during the two most recent fiscal years and any subsequent interim period. Buckley Dodds, Chartered Accountants, had, since June 30, 1992, acted as independent auditor for the Company.

  As of September 15, 1997, the Executive Committee of the Company approved the appointment, which was approved by shareholders on October 17, 1997, of Ernst & Young LLP as a new independent accountant to the Company for the ensuing year at a remuneration to be negotiated by management and approved by the board of directors of the Company. Ernst & Young LLP was selected by the Company on account of the increasing importance of U.S. GAAP to the accounting practices and disclosures of the Company, which resulted from the Company's 1997 change of its status from that of a foreign private issuer, and the fact that Ernst & Young LLP is also experienced in auditing financial statements prepared under Canadian GAAP, which the Company will continue to prepare for certain continuing Canadian reporting purposes.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 DIRECTORS

  See the information set forth in the sections of the Proxy Statement entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," which sections are incorporated herein by reference.

 EXECUTIVE OFFICERS

  See the information set forth in the section of the Proxy Statement entitled "Executive Officers and Significant Employees," which section is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  See the information set forth in sections of the Proxy Statement entitled "Executive Compensation," "Summary Compensation Table," and "Option Grants in the Last Fiscal Year" which sections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  See the information set forth under "Security Ownership by Directors, Officers and Five Percent (or More) Shareholders" as set forth in the Proxy Statement and incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  See the information set forth in the section of the Proxy Statement entitled "Certain Relationships and Related Transactions," which section is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) EXHIBITS

  1.Financial Statements

    Consolidated Balance Sheets at December 31, 1997 and February 28, 1997.

    Consolidated Statements of Operations for:
      Ten Months Ended December 31, 1997
      Twelve Months Ended February 28, 1997
      Twelve Months Ended February 29, 1996

    Consolidated Statements of Shareholder's Equity
      February 28, 1995 through December 31, 1997

    Statements of Cash Flow
      Ten Months Ended December 31, 1997
      Twelve Months Ended February 28, 1997
      Twelve Months Ended February 29, 1996

    Notes to Consolidated Financial Statements

  2.Financial Statement Schedule

  3.Other Exhibits

     EXHIBIT   DESCRIPTION
     -------   -----------
     2.        Plan and Agreement of Merger and Amalgamation, dated as of May 13, 1997, among the Company, SGI Holding Corporation Limited, IEL and Harrah's
               Interactive Investment Company. (1)
     3.i(a)    Articles of Incorporation (Yukon Territory). (2)
     3.i(b)    Certificate of Continuance (Bermuda). (3)
     3.ii**    Bye-Laws as amended.
     4.1       Escrow Agreement dated May 27, 1992, as amended, among Montreal Trust
               Company of Canada, the Company and certain shareholders. (4)
     4.2       Redemption Agreement, dated as of February 25, 1997, between the Company and Anthony Clements and Rex Fortescue. (5)
     4.3       Redemption and Cancellation Agreement, dated as of April 30, 1997, between the Company and Sky Games International, Inc. (6)
     4.4       Shareholder Rights Agreement, dated June 17, 1997, between the Company and
               Harrah's Interactive Investment Company. (7)
     4.5       Registration and Preemptive Rights Agreement, dated June 17, 1997, between the Company and Harrah's Interactive Investment Company. (8)
     4.6       Registration Rights Agreement, dated June 17, 1997, between the Company and B/E Aerospace, Inc. (9)
     4.7       Subscription Agreement, dated as of October 22, 1997, between the Company and Henderson International Investments Limited. (10)
     4.8       Subscription Agreement, dated as of October 22, 1997, between the Company and Michael A. Irwin. (11)

     EXHIBIT   DESCRIPTION
     -------   -----------
     10.1      Asset Purchase Agreement, as amended, dated November 7, 1991, among Sky
               Games International, Inc. ("SGII"), the Company and Sky Games
               International, Corp. (formerly Forty-Four Inc.) ("SGIC") and amendments thereto. (12)
     10.2      Indemnification Agreement dated February 19, 1993, between SGII and SGIC.
               (13)
     10.3      Cooperation Agreement dated May 20, 1993, by and among BE Aerospace, Inc.
               ("BEA"), the Company and SGII. (14)
     10.4      Termination Agreement and Mutual Release, dated as of December 30, 1994, among the Company, BEA and SGIC. (15)
     10.5*     Services Agreement, dated as of November 7, 1995, between IEL and
               Singapore Airlines Limited. (16)
     10.6*     Software License and Software Services Agreement, dated as of November 7,
               1995, between IEL and Singapore Airlines Limited. (17)
     10.7      Sublease Agreement dated as of June 5, 1997, between IEL and Harrah's
               Operating Company, Inc. (18)
     10.8      Consulting Agreement, dated as of April 30, 1997, between the Company and
               James P. Grymyr. (19)
     10.9*     Software License Agreement, dated June 17, 1997, between the Company and
               Harrah's Interactive Investment Company. (20)
     10.10     Continuing Services Agreement, dated June 17, 1997, between the Company and Harrah's Interactive Entertainment Company. (21)
     10.11     Termination Agreement and Release, dated as of June 17, 1997, among the
               Company, SGI Holding Corporation Limited, IEL, Harrah's Interactive
               Investment Company, and Harrah's Interactive Entertainment Company. (22)
     27**      Financial Data Schedule

 Footnotes

 (1) Incorporated by reference to the same numbered exhibit to the Registrant's Form 8-K as filed with the Securities and Exchange Commission on June 27, 1997.
 (2) Incorporated by reference to Exhibit 1.1 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the Securities and Exchange Commission on October 12, 1993.
 (3) Incorporated by reference to Exhibit 1.2 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the Securities and Exchange Commission on September 16, 1996.
 (4) Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the Securities and Exchange Commission on October 12, 1993.
 (5) Incorporated by reference to Exhibit 3.12 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the Securities and Exchange Commission on September 12, 1997.
 (6) Incorporated by reference to Exhibit 3.13 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the Securities and Exchange Commission on September 12, 1997.
 (7) Incorporated by reference to Exhibit 3.15 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the Securities and Exchange Commission on September 12, 1997.
 (8) Incorporated by reference to the Exhibit 4(a) to the Registrant's Form 8-K as filed with the Securities and Exchange Commission on June 27, 1997.
 (9) Incorporated by reference to the Exhibit 4(b) to the Registrant's Form 8-K as filed with the Securities and Exchange Commission on June 27, 1997.
(10) Incorporated by reference to Exhibit 3.22 to the Registrant's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 19, 1997.

(11) Incorporated by reference to Exhibit 3.23 to the Registrant's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 19, 1997.
(12) Incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the Securities and Exchange Commission on October 12, 1993.
(13) Incorporated by reference to Exhibit 3.4 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the Securities and Exchange Commission on October 12, 1993.
(14) Incorporated by reference to Exhibit 3.5 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the Securities and Exchange Commission on October 12, 1993.
(15) Incorporated by reference to Exhibit 3.8 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the Securities and Exchange Commission on October 30, 1995.
(16) Incorporated by reference to Exhibit 3.9 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the Securities and Exchange Commission on September 16, 1996.
(17) Incorporated by reference to Exhibit 3.10 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the Securities and Exchange Commission on September 16, 1996.
(18) Incorporated by reference to Exhibit 3.11 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the Securities and Exchange Commission on September 12, 1997.
(19) Incorporated by reference to Exhibit 3.14 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the Securities and Exchange Commission on September 12, 1997.
(20) Incorporated by reference to Exhibit 3.16 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the Securities and Exchange Commission on September 12, 1997.
(21) Incorporated by reference to Exhibit 3.17 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the Securities and Exchange Commission on September 12, 1997.
(22) Incorporated by reference to Exhibit 3.21 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the Securities and Exchange Commission on September 12, 1997.
*Confidential treatment has been requested.
**Submitted herewith.

  (b) REPORTS FILED ON FORM 8-K

  8-K filed October 15, 1997 for capital raising events occurring on September 30, 1997.

  8-K filed December 24, 1997 for capital raising events occurring on December 17, 1997.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Interactive Entertainment Limited

                                             /s/ Gordon Stevenson
                                          By: _________________________________
Dated: March 30, 1998                        President and Chief Executive
                                             Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
       /s/ Charles L. Atwood         Director                        March 30, 1998
____________________________________
         Charles L. Atwood

         /s/ John M. Boushy          Director                        March 30, 1998
____________________________________
           John M. Boushy

                                     Director                        March 30, 1998
____________________________________
          Malcolm P. Burke

      /s/ Anthony P. Clements        Director                        March 30, 1998
____________________________________
        Anthony P. Clements

                                     Director                        March 30, 1998
____________________________________
            Brian Deeson

       /s/ Laurence S. Geller        Director and Chairman           March 30, 1998
____________________________________
         Laurence S. Geller

         /s/ Phillip Gordon          Director                        March 30, 1998
____________________________________
           Phillip Gordon

                                     Director                        March 30, 1998
____________________________________
          Amnon Shiboleth

        /s/ Gordon Stevenson         Director, President and         March 30, 1998
____________________________________  Chief Executive Officer
          Gordon Stevenson

                                     Director                        March 30, 1998
____________________________________
            Judy Wormser

           /s/ David Lamm            Chief Financial Officer         March 30, 1998
____________________________________
             David Lamm

        /s/ Michael A. Irwin         Controller and Principal        March 30, 1998
____________________________________  Accounting Officer
          Michael A. Irwin

                        REPORT OF INDEPENDENT AUDITORS

THE SHAREHOLDERS OF INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES

  We have audited the accompanying consolidated balance sheet of Interactive Entertainment Limited and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the ten months then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The consolidated financial statements of Interactive Entertainment Limited and Subsidiaries for the years ended February 28, 1997 and February 29, 1996, were audited by other auditors whose report dated April 28, 1997 (except for Note 11(b), as to which the date is May 14, 1997), expressed an unqualified opinion on those statements.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the December 31, 1997 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interactive Entertainment Limited and Subsidiaries at December 31, 1997, and the consolidated results of its operations and its cash flows for the ten months ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Memphis, Tennessee
February 11, 1998, except for the second paragraph of Note 14, as to which the date is March 19, 1998

               INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                      DECEMBER 31,  FEBRUARY 28,
                                                          1997          1997
                                                      ------------  ------------
                       ASSETS
                       ------
Current assets
  Cash and cash equivalents.......................... $ 1,239,864   $   626,074
  Accounts and notes receivable, less allowance for
   doubtful accounts of $46,828 at December 31, 1997
   ..................................................       3,859       119,768
  Prepaid expenses...................................      97,205        61,975
                                                      -----------   -----------
    Total current assets.............................   1,340,928       807,817
Property and Equipment
  Land...............................................         --        800,000
  Furniture, fixtures and equipment..................     974,568       643,492
                                                      -----------   -----------
                                                          974,568     1,443,492
  Less accumulated depreciation......................    (154,610)     (294,189)
                                                      -----------   -----------
Property and equipment, net..........................     819,958     1,149,303
Software under development...........................   1,930,218     1,357,869
Other assets.........................................     165,599       209,587
Goodwill.............................................  13,138,704           --
                                                      -----------   -----------
    Total assets..................................... $17,395,407   $ 3,524,576
                                                      ===========   ===========
        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
Current liabilities..................................
  Accounts payable and accrued expenses.............. $   644,051   $   979,948
                                                      -----------   -----------
    Total current liabilities........................     644,051       979,948
Convertible debentures...............................     530,000           --
Notes payable........................................         --      2,600,000
Minority interest....................................         --        277,249
Shareholders' equity (deficit)
  Class A preferred shares, $.01 par value,
   authorized--3,000 shares; outstanding--2,737
   shares at December 31, 1997.......................          27           --
  Class B preferred shares, $.01 par value,
   authorized--5,000,000 shares; outstanding--1,000
   shares at December 31, 1997.......................          10           --
  Common shares, authorized--50,000,000 shares;
   outstanding--19,428,334 par value US$.01 at
   December 31, 1997 and 13,314,020 par value C$.01
   at February 28, 1997..............................     194,283       106,752
  Additional paid-in-capital.........................  63,512,559    16,027,379
  Accumulated deficit................................ (47,485,523)  (16,466,752)
                                                      -----------   -----------
    Total shareholders' equity (deficit).............  16,221,356      (332,621)
                                                      -----------   -----------
    Total liabilities and shareholders' equity....... $17,395,407   $ 3,524,576
                                                      ===========   ===========

          See accompanying notes to consolidated financial statements.

               INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         TWELVE MONTHS ENDED
                                       TEN MONTHS ENDED ----------------------
                                         DECEMBER 31,    FEBRUARY    FEBRUARY
                                             1997        28, 1997    29, 1996
                                       ---------------- ----------  ----------
Operating Expenses
  General and administrative..........   $ 2,376,127    $  875,779  $1,862,742
  Consulting and contract labor.......     3,092,289     1,195,068     707,090
  Marketing...........................       351,582       378,037     209,196
  Management fees.....................       107,584       211,000     171,307
  Legal...............................       640,456       229,353     220,989
  Interest expense....................     1,012,243       300,388     605,929
  Depreciation and amortization.......     2,846,580        87,976      48,903
  Amalgamation expense................    18,065,734           --          --
  Interest income.....................       (17,616)      (63,738)   (118,163)
  Write-down of assets................       676,899     1,339,279     772,731
                                         -----------    ----------  ----------
Loss before minority interest and
 extraordinary item...................    29,151,878     4,553,142   4,480,724
Minority interest.....................      (163,841)     (372,829)   (313,590)
                                         -----------    ----------  ----------
Loss before extraordinary item........    28,988,037     4,180,313   4,167,134
Extraordinary loss....................     1,824,222           --          --
                                         -----------    ----------  ----------
Net loss..............................   $30,812,259    $4,180,313  $4,167,134
                                         ===========    ==========  ==========
BASIC AND DILUTED EARNINGS PER SHARE
Numerator for basic and diluted
 earnings per share:
  Loss before extraordinary item......   $28,988,037    $4,180,313  $4,167,134
  Preferred stock dividends...........       206,512           --          --
                                         -----------    ----------  ----------
  Loss to common shareholders before
   extraordinary item.................    29,194,549     4,180,313   4,167,134
  Extraordinary loss..................     1,824,222           --          --
                                         -----------    ----------  ----------
  Loss to common shareholders.........   $31,018,771    $4,180,313  $4,167,134
                                         ===========    ==========  ==========
Denominator for basic and diluted
 earnings per share--weighted average
 shares outstanding...................    15,562,834     9,043,687   7,942,332
                                         ===========    ==========  ==========
Loss before extraordinary item........         $1.87         $0.46       $0.52
Extraordinary loss ...................          0.12           --          --
                                         -----------    ----------  ----------
Net loss per share....................         $1.99         $0.46       $0.52
                                         ===========    ==========  ==========

          See accompanying notes to consolidated financial statements.

               INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                             CLASS A          CLASS B
                         PREFERRED STOCK  PREFERRED STOCK     COMMON STOCK
                         ---------------- ---------------- --------------------  ADDITIONAL
                          NUMBER           NUMBER            NUMBER                PAID-IN    ACCUMULATED
                         OF SHARES AMOUNT OF SHARES AMOUNT OF SHARES    AMOUNT     CAPITAL      DEFICIT        TOTAL
                         --------- ------ --------- ------ ----------  --------  -----------  ------------  ------------
Balance, February 28,
 1995...................     --    $ --       --    $ --   10,815,624  $ 88,193  $ 7,792,932  $ (8,119,305) $   (238,180)
 Net loss...............     --      --       --      --          --        --           --     (4,167,134)   (4,167,134)
 Exercise of stock
  options...............     --      --       --      --      103,500       792      193,459           --        194,251
 Issuance of stock
  options to non-
  employees.............     --      --       --      --          --        --       703,000           --        703,000
 Issuance of shares on
  debt conversion.......     --      --       --      --      125,000       945      499,160           --        500,105
 Issuance of shares.....     --      --       --      --    1,002,310     7,521    2,946,262           --      2,953,783
                           -----   -----    -----   -----  ----------  --------  -----------  ------------  ------------
Balance, February 29,
 1996...................     --      --       --      --   12,046,434    97,451   12,134,813   (12,286,439)      (54,175)
 Net loss...............     --      --       --      --          --        --           --     (4,180,313)   (4,180,313)
 Exercise of warrants...     --      --       --      --      893,086     6,547    2,784,961           --      2,791,508
 Exercise of stock
  options...............     --      --       --      --       37,500       276       63,833           --         64,109
 Issuance of shares on
  debt conversion.......     --      --       --      --      162,000     1,191      563,809           --        565,000
 Issuance of shares.....     --      --       --      --      175,000     1,287      479,963           --        481,250
                           -----   -----    -----   -----  ----------  --------  -----------  ------------  ------------
Balance, February 28,
 1997...................     --      --       --      --   13,314,020   106,752   16,027,379   (16,466,752)     (332,621)
 Net loss...............     --      --       --      --          --        --           --    (30,812,259)  (30,812,259)
 Preferred stock
  dividends.............     --      --       --      --          --        --           --       (206,512)     (206,512)
 Change in par value....     --      --       --      --          --     26,387      (26,387)          --            --
 Issuance of shares on
  debenture conversion..     --      --       --      --      808,520     8,085    1,625,165           --      1,633,250
 Issuance of shares as
  interest on
  debentures............     --      --       --      --       44,289       443      140,120           --        140,563
 Beneficial conversion
  feature on convertible
  debentures............     --      --       --      --          --        --       628,041           --        628,041
 Cancellation of
  performance shares....     --      --       --      --   (3,525,000)  (35,250)      35,250           --            --
 Issuance of shares in
  connection with
  cancellation of
  performance shares....     --      --       --      --      588,923     5,889    1,834,495           --      1,840,384
 Issuance of shares for
  consulting agreement..     --      --       --      --      586,077     5,861    2,411,707           --      2,417,568
 Issuance of shares in
  connection with the
  amalgamation..........     --      --       --      --    7,086,915    70,870   33,702,268           --     33,773,138
 Issuance of Class A
  preferred stock.......   2,737      27      --      --          --        --     2,737,416           --      2,737,443
 Beneficial conversion
  feature on Class A
  preferred stock.......     --      --       --      --          --        --     1,824,222           --      1,824,222
 Issuance of Class B
  preferred stock.......     --      --     1,000      10         --        --       934,000           --        934,010
 Issuance of warrants...     --      --       --      --          --        --        92,223           --         92,223
 Issuance of shares.....     --      --       --      --      524,590     5,246    1,546,660           --      1,551,906
                           -----   -----    -----   -----  ----------  --------  -----------  ------------  ------------
Balance, December 31,
 1997...................   2,737   $  27    1,000   $  10  19,428,334  $194,283  $63,512,559  $(47,485,523) $ 16,221,356
                           =====   =====    =====   =====  ==========  ========  ===========  ============  ============

          See accompanying notes to consolidated financial statements.

               INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOW

                                       TEN MONTHS      TWELVE MONTHS ENDED
                                         ENDED      --------------------------
                                      DECEMBER 31,  FEBRUARY 28,  FEBRUARY 29,
                                          1997          1997          1996
                                      ------------  ------------  ------------
OPERATING ACTIVITIES:
Net loss............................. $(30,812,259) $(4,180,313)  $(4,167,134)
Reconciliation of net loss to net
 cash used in operating activities:
  Depreciation and amortization......    2,846,580       87,976        48,903
  Write-down of assets...............      676,899    1,339,279       772,731
  Other..............................        1,939          --            --
  Minority interest..................     (163,841)    (372,829)     (313,590)
  Issuance of stock options to non-
   employees.........................          --           --        703,000
  Issuance of warrants...............       92,223          --            --
  Issuance of shares for financing
   fee...............................      650,000          --            --
  Issuance of shares for consulting
   agreement.........................    2,417,568          --            --
  Extraordinary loss on debt
   conversion........................    1,824,222          --            --
  Non-cash interest expense..........      906,114          --            --
  Non-cash amalgamation expenses.....   17,965,734          --            --
  Changes in assets/liabilities:
    Accounts receivable..............      115,909       16,915       (78,882)
    Prepaid expenses.................      (35,230)     (58,246)       32,292
    Other assets.....................     (165,599)         --            --
    Accounts payable and accrued
     expenses........................     (335,897)     157,096       124,119
                                      ------------  -----------   -----------
      Net cash used in operating
       activities....................   (4,015,638)  (3,010,122)   (2,878,561)
                                      ------------  -----------   -----------
INVESTING ACTIVITIES:
  Purchases of property and
   equipment.........................     (683,786)    (231,812)       (9,278)
  Proceeds from sales of property and
   equipment.........................      435,034          --            --
  Notes receivable...................          --        35,971        14,967
  Software development...............     (572,349)    (963,974)     (393,895)
                                      ------------  -----------   -----------
      Net cash used in investing
       activities....................     (821,101)  (1,159,815)     (388,206)
                                      ------------  -----------   -----------
FINANCING ACTIVITIES:
  Issuance of common stock...........    1,551,906    3,336,867     3,148,034
  Issuance of preferred stock........      934,010          --            --
  Advances from (to) affiliated
   companies.........................    1,007,875       11,103       (40,107)
  Payments on loans/notes payable....          --           --       (179,727)
  Borrowings on note payable.........          --       322,819           --
  Proceeds from issuance of
   debentures........................    2,163,250          --            --
  Payment of preferred stock
   dividends.........................     (206,512)         --            --
  Non-controlling interest...........          --       400,000       500,000
                                      ------------  -----------   -----------
  Net cash provided by financing
   activities........................    5,450,529    4,070,789     3,428,200
                                      ------------  -----------   -----------
  Net increase (decrease) in cash....      613,790      (99,148)      161,433
  Cash, beginning of period..........      626,074      725,222       563,789
                                      ------------  -----------   -----------
  Cash, end of period................ $  1,239,864  $   626,074   $   725,222
                                      ============  ===========   ===========
  Supplemental Cash Flow Information:
  Cash paid for income taxes......... $      7,469  $    13,000   $       --
                                      ============  ===========   ===========
  Cash paid for interest............. $     10,893  $       --    $       --
                                      ============  ===========   ===========

For supplemental disclosures of cash flow information, see Notes 2, 3, 4, 7, 8,
                                 11, 12 and 13.

          See accompanying notes to consolidated financial statements.

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--NATURE OF OPERATIONS

  The Company is a Bermuda exempted company which, in June 1997, changed its name from Sky Games International Ltd. ("SGI") to Interactive Entertainment Limited. The Company's principal business objective is to develop, implement and manage computerized, remote gaming software for use by passengers on international airline flights.

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

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Cash and Cash Equivalents

  The Company considers cash on hand, deposits in banks and short-term investments with maturities of three months or less as cash and cash equivalents.

 Software Development

  All software production costs are being capitalized until the software is available for general release to customers, in accordance with the provisions of Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Once capitalization ceases, the software costs will be amortized using the straight-line method over the remaining estimated economic life of the product, currently estimated at three to five years.

 Property and Equipment

  The Company's property and equipment is recorded at cost and, beginning March 1, 1997, depreciated using the straight-line method over its estimated economic life which is generally three to five years. Prior to March 1, 1997, depreciation of property and equipment was computed using a declining balance method which

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES approximated the straight-line method. Additions and improvements that materially extend the useful lives are capitalized, while repairs and maintenance costs are expensed as incurred. Depreciation expense was approximately $111,000, $88,000 and $49,000 for the ten month period ended December 31, 1997 and the twelve month periods ended February 28, 1997 and February 29, 1996, respectively.

 Goodwill

  The goodwill, which arose from the acquisition of the minority interest of Old IEL discussed in Note 3, is being amortized on a straight-line basis over three years. Management regularly evaluates whether or not the future undiscounted cash flows of the Company are sufficient to recover the carrying amount of this asset. Additionally, management continually monitors such factors as the status of new or proposed legislation, the competitive environment and advances in the computer software and hardware industries. If the estimated future undiscounted cash flows are not sufficient to recover the carrying amount of this asset and, accordingly, an impairment has occurred, management intends to write down the carrying amount to its estimated fair value based on discounted cash flows. The amount of amortization expense recorded for the period from the date of the acquisition (June 17, 1997) through December 31, 1997, totaled approximately $2,736,000.

 Impairment of Long-Lived Assets

  In accordance with Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, management continually evaluates whether events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Based on management's evaluations, and except as discussed below, no significant impairments of long-lived assets occurred through December 31, 1997.

  Through its wholly-owned subsidiary, Creator Island Equities, Inc. the Company owned approximately 70 acres of land with a net book value of $800,000. The subsidiary also owned other assets including irrigation equipment, greenhouses, office equipment, nursery equipment, construction equipment, vehicles, and shop equipment associated with this real estate. These other assets had a net book value of approximately $83,000 at September 30, 1997. Based upon the current fair market value of the property, the Company recorded an asset valuation adjustment of approximately $449,000 in September 1997. As discussed in Note 11, the asset valuation adjustment is included in the Consolidated Statement of Operations for the ten months ended December 31, 1997 as write-down of assets. The land and other assets were sold in November 1997 for approximately the reduced carrying value.

  Through another wholly-owned subsidiary, Sky Games International Corp., the Company owned certain equipment and other assets, specifically gaming technology parts, which were written off in the ten months ended December 31, 1997 due to technological obsolescence. The write-downs during the ten months ended December 31, 1997, were approximately $18,000 and $210,000 for equipment and other assets, respectively.

 Stock-Based Compensation

  The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB No. 25) and related interpretations.

 Loss Per Share

  In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share (SFAS No. 128). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. For the periods ended December 31, 1997, February 28, 1997, and February 29, 1996, there is no difference between basic and diluted loss per share as all stock options, warrants, convertible debentures and convertible preferred stock are antidilutive for the periods presented. All loss per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Sky Games International Corp. (a Nevada corporation), Creator Island Equities Inc., (a British Columbia corporation) and IEL (Singapore) Pte. Ltd. (a Singapore corporation). For periods prior to the acquisition of the minority interest in Old IEL discussed in Note 3, the consolidated financial statements also include the accounts of SGI Holding Corporation Ltd. and the Company's 80% ownership of Old IEL. All material intercompany transactions have been eliminated in consolidation.

 Recently Issued Accounting Standards

  During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130) and Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131). Both statements are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components in financial statements. The Company is currently evaluating the reporting formats recommended under this statement. SFAS No. 131 establishes a new method by which companies report operating segment information. This method is based on the manner in which management organizes the segments within a company for making operating decisions and assessing performance. The Company is currently evaluating the provisions of this statement.

 Foreign Currency Translation

  Canadian currency assets and liabilities are translated into United States dollars at the exchange rate prevailing at the balance sheet date. Revenue and expenses are translated at the average exchange rate during the year. Translation gains and losses are not material.

NOTE 3--ACQUISITION OF MINORITY INTEREST

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

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES

  Effective June 17, 1997, pursuant to a Plan and Agreement of Merger and Amalgamation dated May 13, 1997, Old IEL was merged into the Company (the "Amalgamation"). As part of the Amalgamation, the Management Agreement with Harrah's was terminated. Harrah's received a total of 5,879,040 shares of the Company's $.01 par value common stock (the "Common Stock") in exchange for its 20% ownership interest in Old IEL and as consideration for the termination of the Management Agreement. Of the total shares issued to Harrah's, 3,617,871 shares were allocated to the acquisition of Harrah's 20% ownership interest in Old IEL and 2,261,169 shares were allocated to the termination of the Management Agreement. This allocation was based on the Amalgamation negotiation discussions held between the Company and Harrah's.

  The acquisition of the minority interest, previously held by Harrah's, has been accounted for under the purchase method. The value of the purchase price was based on the average quoted market price of the Company's Common Stock when the Amalgamation was announced, or $4.466 per share. This transaction represents a non-cash transaction for purposes of the Consolidated Statements of Cash Flows.

  The shares issued to terminate the Management Agreement were also valued at $4.466 per share, and the $10,098,000 value of the shares is reflected as part of the amalgamation expense for the ten months ended December 31, 1997. Prior to termination, the Company paid Harrah's a monthly fee of $10,000 and was obligated to pay Harrah's a percentage of future gross revenues.

  Prior to the Amalgamation, Harrah's had agreed, pursuant to a funding agreement, to loan up to $1,000,000 (the "Harrah's Loan") to Old IEL. Upon closing of the Amalgamation, the outstanding principal and accrued interest of the Harrah's Loan converted automatically into 1,007,875 shares of Common Stock at $1.00 per share. Since the Harrah's Loan was convertible into Common Stock at less than the current market, a beneficial conversion feature was included in the Harrah's Loan. This beneficial conversion feature was valued at $3,466,000 and has been included in amalgamation expense for the ten months ended December 31, 1997.

  Amalgamation expense in the Consolidated Statements of Operations is comprised of the following:

                                                               TEN MONTHS ENDED
                                                               DECEMBER 31, 1997
                                                               -----------------
      Termination of Management Agreement.....................    $10,098,175
      Harrah's Loan...........................................      3,466,000
      Harrah's preemptive rights (Note 7).....................      2,561,175
      Cancellation of Performance Shares (Note 13)............      1,840,384
      Closure of Vancouver office.............................        100,000
                                                                  -----------
      Amalgamation expense....................................    $18,065,734
                                                                  ===========

  The following unaudited pro forma consolidated results of operations for the ten months ended December 31, 1997 and the year ended February 28, 1997 assume the acquisition of the minority interest occurred as of March 1, 1996:

                                            TEN MONTHS ENDED
                                              DECEMBER 31,   TWELVE MONTHS ENDED
                                                  1997        FEBRUARY 28, 1997
                                            ---------------- -------------------
      Pro forma loss before extraordinary
       item...............................    $30,825,666        $9,844,650
      Pro forma net loss..................    $32,649,888        $9,844,650
      Pro forma basic and diluted loss per
       share..............................    $      1.94        $     0.78

NOTE 4--CONVERTIBLE DEBENTURES

  During the ten months ended December 31, 1997, the Company issued $2,163,250 of 8% convertible debentures due in 1999. At December 31, 1997, $1,633,250 of the debentures had been converted into 808,520 shares of Common Stock. The outstanding balance of convertible debentures as of December 31, 1997 totaled $530,000.

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES

  Subscription dates ranged from July 7 through September 29, 1997. The debentures are convertible at the lower of 85% of the average of the closing bid prices of the Common Stock for the five trading days immediately preceding the execution by the subscriber of its individual subscription for debentures or 77.5% of the average of the closing bid prices of the Common Stock for the five trading days immediately preceding the date of conversion.

  The debentures contain a feature that provides for conversion into Common Stock at a price below the current market at the time of issue. The value of this beneficial conversion feature, totaling approximately $628,000, has been capitalized in other assets with a corresponding increase to additional paid-in capital. Placement fees of $149,000 incurred upon sale of the debentures are also capitalized. The value of the conversion feature and the placement fees are amortized to interest expense over the original life of the debenture. Any unamortized amount is expensed upon conversion of the debenture. At December 31, 1997, the unamortized deferred interest charge and unamortized placement fees of $148,000 are included in other assets.

  The book value of the convertible debentures is a reasonable estimate of the fair value based on the estimated current incremental borrowing rates for similar types of borrowing arrangements.

NOTE 5--LEASES

  The Company leases certain facilities under an operating lease expiring April 30, 1999. Total lease and rent expense amounted to $139,000, $38,000, and $32,000 for the ten month period ending December 31, 1997 and the twelve month periods ending February 28, 1997 and February 29, 1996, respectively.

NOTE 6--EMPLOYEE BENEFITS

  On July 1, 1997, the Company established an employee savings plan that qualifies under Section 401(k). All employees of the Company may participate after completion of one year of service by deferring from 1 percent to 16 percent of their eligible compensation. There is no provision for Company contributions to the Plan.

NOTE 7--SHAREHOLDERS' EQUITY

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

  The Class A Preference Shares are convertible at any time into a number of shares of Common Stock, determined by dividing $1,000 per share of Class A Preference Shares, plus any accrued and unpaid dividends thereon by: (i) prior to February 28, 1999, a conversion price equal to 70% of the average mean of the closing bid and ask prices of the Common Stock for the 20 trading days prior to the conversion (the "Market Price"); (ii) after February 28, 1999 and prior to August 31, 1999, a conversion price equal to 65% of the Market Price; and (iii) after August 31, 1999, a conversion price equal to 60% of the Market Price. Dividends on the Class A Preference Shares are cumulative and payable quarterly at an annual dividend rate of 9%. The Company, at its option, may redeem the Class A Preference Shares, in whole or in part, at any time and from time to time, at a redemption price of $1,000 per share plus any accrued and unpaid dividends thereon. The Company is not

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES required to redeem the Class A Preference Shares. Upon liquidation, holders of the Class A Preference Shares will be entitled to repayment of an amount equal to $1,000 per share plus accrued and unpaid dividends, prior to any distributions to holders of Common Stock. Dividends of $206,512, or $75.45 per share, were paid during the ten months ended December 31, 1997. The Class A Preference Shares do not have any voting rights.

  Since the Preference Shares were convertible into Common Stock at less than the market value at the time of issue, a beneficial conversion feature existed requiring that the Preference Shares be valued at the market value of the underlying Common Stock. Since the resulting valuation of the Preference Shares exceeded the balance of the note, an extraordinary expense of approximately $1,824,000 was incurred for early extinguishment of the note.

  As part of the Amalgamation, Harrah's entered into the "Registration and Preemptive Rights Agreement" under which, among other things, Harrah's has the right to receive additional shares of Company Stock at $.01 per share in order to maintain their ownership percentage in the Company in the event that the Class A Preference Shares held by BEA are converted into Common Stock. The market value of the Common Stock issuable to Harrah's in the event that BEA elects to convert the Class A Preference Shares, was determined to be $2,561,000, and this amount has been included in amalgamation expense for the ten months ended December 31, 1997.

  On December 17, 1997, the Company issued 1,000 shares of Series A Convertible Preference Shares of the Company's Class B Preferred Stock. Proceeds from the issuance were $1 million (approximately $934,000 net of offering expenses). The Series A Preference Shares are convertible after three months into a number of shares of Common Stock, determined by dividing the stated value of $1,000 per share of Series A Preference Shares by the lesser of: (A) 110% of the average of the closing bid price for the Common Stock on the five trading days occurring immediately prior to December 17, 1997 (the "Fixed Conversion Price") and (B) a price (the "Floating Conversion Price") calculated by (i) determining the average of the three lowest closing bid prices for the Common Stock during the thirty trading days occurring immediately prior to, but not including, the conversion date, and (ii) multiplying such average by a defined conversion percentage (the "Conversion Percentage"). The Fixed Conversion Price is $3.2038. The Conversion Percentage decreases from 100% to 85% as the holding period increases. Dividends on the Class B Preferred Stock are cumulative and payable upon conversion or maturity at an annual dividend rate of 8%. Warrants for the purchase of 61,718 shares of Common Stock were issued in connection with the issuance of the Series A Preference Shares. The Warrants, which have an exercise price of $3.2038, are exercisable beginning June 17, 1998 and expire on December 17, 1999 (the "Maturity Date"). On the Maturity Date, any outstanding Series A Preference Shares shall be automatically converted into the number of shares of Common Stock equal to the stated value of the shares divided by the conversion price then in effect.

  Under the agreement, the Company has the option of selling a second tranche of Class B Preferred Stock with 123,432 warrants for an aggregate purchase price of $2,000,000. The Company's option with respect to the second tranche, which expires on June 17, 1998, is not exercisable until the Company's gaming software has been installed and is available to paying passengers in the entire cabin of one B-747-400, B-777 or A-340 on Singapore Airlines. Upon liquidation, holders of the Class B Preferred Shares will be entitled to repayment of an amount equal to $1,000 per share plus accrued and unpaid dividends, prior to any distributions to holders of Common Stock. The Class B Preferred Shares do not have any voting rights.

  In October 1997, the Company completed agreements with two investors for the private placement of 987,463 shares of Common Stock for an aggregate purchase price of $3.2 million. $1.7 million (approximately $1,552,000 net of offering expenses) was received upon closing while the remaining $1.5 million (see Note
14) is to be funded upon and is contingent upon completion of the first flight with the Company's software available

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES in all seats of a Singapore Airlines aircraft. For each five shares of Common Stock purchased and held for a minimum of six months, the investors will receive one warrant for the purchase of additional shares. Warrants will be exercisable at a price of $3.8125 per share for 18 months from their issue.

  During the ten months ended December 31, 1997, the Company changed the par value of the Common Stock from C$.01 (Canadian dollars) to $.01 (United States dollars). The change in par value did not affect any of the existing rights of shareholders and has been recorded as an adjustment to additional paid-in capital and Common Stock.

  As of December 31, 1997, the Company had reserved 7,773,247 shares of its Common Stock for issuance pursuant to stock option plans, warrants, convertible debentures, convertible preferred stock, unexercised stock subscriptions, and preemptive rights agreements.

NOTE 8--STOCK OPTIONS

  The Company follows APB No. 25 in accounting for its employee stock options. Under APB No. 25, no compensation expense is recognized because the exercise price of the Company's incentive employee stock options is equal to or greater than the market price of the underlying stock on the date of grant.

  Prior to February 28, 1995, the Directors of the Company issued stock options to employees and directors under individual agreements between the Company and the individuals. Exercise prices and terms were determined by the Board of Directors. At December 31, 1997, no stock options issued prior to February 28, 1995 are outstanding.

  During the year ended February 29, 1996, the Company established and the Company's shareholders subsequently approved the 1996 Stock Program for the then upper management, directors and major shareholders of the Company. Under this plan, the Company may grant options to purchase up to 1,500,000 shares of Common Stock at prices not less than the fair market value of the stock on the day of grant. The 1,130,000 options issued under the 1996 Stock Program are exercisable upon the grant date and expire during 2001 through 2002. No further grants under the 1996 Stock Program will be made by the Company.

  The Company adopted on December 6, 1996, a Directors Stock Ownership Plan covering 500,000 shares of Common Stock pursuant to which all directors holding office at December 10th of each year will automatically be granted options for 10,000 shares of Common Stock at the trading price on such day. On October 17, 1997, the Board of Directors of the Company approved an amendment changing the grant date from December 10 to the date of the first meeting of the Board of Directors following the Company's Annual General Meeting of shareholders. The 150,000 options granted under this plan are exercisable upon the grant date and expire ten years after the grant date.

  Effective June 16, 1997, the Company established a Management Incentive Plan (the "MIP") by authorizing the issuance of options for 4,070,105 shares of Common Stock. The Compensation Committee of the Board of Directors has the authority to determine the allocation and vesting requirements for such options issued under the MIP. The exercise price of stock options granted under the MIP is the market price of the Common Stock on the date of the grant. A total of 1,200,000 options will vest specifically on the earlier of sustaining certain stock price levels or ten years from the date of the grant. The remaining 1,337,950 options outstanding under this plan vest partially upon employees remaining with the Company for a specified period of time but primarily upon the Company attaining revenue targets established by the Compensation Committee of the Board of Directors. In any event, the options vest ten years from the grant.

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES

  A summary of the Company's stock option activity and related information follows:

                              TEN MONTHS ENDED                    TWELVE MONTHS ENDED
                             DECEMBER 31, 1997        FEBRUARY 28, 1997         FEBRUARY 29, 1996
                          ------------------------ ------------------------- -------------------------
                                       WEIGHTED                  WEIGHTED                  WEIGHTED
                                       AVERAGE                   AVERAGE                   AVERAGE
                           OPTIONS  EXERCISE PRICE  OPTIONS   EXERCISE PRICE  OPTIONS   EXERCISE PRICE
                          --------- -------------- ---------  -------------- ---------  --------------
Outstanding at beginning
 of period..............  1,190,000     $3.06      1,167,500      $2.98      1,014,300      $5.56
  Granted...............  2,627,950      3.14         60,000       4.13      1,130,000       3.00
  Exercised.............        --        --         (37,500)      2.32       (103,500)      2.57
  Expired...............        --        --             --         --        (873,300)      6.06
                          ---------     -----      ---------      -----      ---------      -----
Outstanding at end of
 period.................  3,817,950     $3.11      1,190,000      $3.06      1,167,500      $2.98
                          =========     =====      =========      =====      =========      =====
Options exercisable at
 period end.............  1,190,000     $3.06      1,190,000      $3.06      1,167,500      $2.98
                          =========     =====      =========      =====      =========      =====
Weighted average fair
 value of options
 granted during the                $1.99                    $2.61                     $1.90
 period.................           =====                    =====                     =====

  Exercise prices for stock options outstanding at December 31, 1997, ranged from $3.00 to $4.13. The weighted average remaining life of the outstanding stock options is approximately 8 years.

  Pro forma information regarding net loss and loss per share is required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions for the ten months ended December 31, 1997 and the years ended February 28, 1997 and February 29, 1996: volatility factor of the expected market value of the Company's Common Stock of 0.715; weighted average expected life of the options of 5 years; risk-free interest rate of 5.75%; and no dividend payments.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                            TEN MONTHS ENDED         TWELVE MONTHS ENDED
                              DECEMBER 31,   -----------------------------------
                                  1997       FEBRUARY 28, 1997 FEBRUARY 29, 1996
                            ---------------- ----------------- -----------------
Net loss..................    $30,812,259       $4,180,313        $4,167,134
SFAS No. 123 compensation
 expense..................        438,574          156,600         1,444,000
                              -----------       ----------        ----------
SFAS No. 123 pro forma net
 loss.....................    $31,250,833       $4,336,913        $5,611,134
                              ===========       ==========        ==========
Basic and diluted pro
 forma loss per share.....    $      2.02       $     0.48        $     0.71
                              ===========       ==========        ==========

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES

  Because SFAS No. 123 applies only to stock-based compensation awards for the fiscal year ended February 29, 1996 and future years, the pro forma disclosures under SFAS No. 123 are not likely to be indicative of future disclosures until the disclosures reflect all outstanding, nonvested awards.

  During the year ended February 29, 1996, the Company issued 370,000 stock options under the 1996 Stock Program to non-employees for services provided to the Company. The fair value of the stock options of $703,000 was determined using the same method and assumptions described in the fourth preceding paragraph and was recorded as expense during the year ended February 29, 1996. The options, which remain outstanding at December 31, 1997, have an exercise price of $3.00.

NOTE 9--STOCK WARRANTS

  As of December 31, 1997, the Company had outstanding stock warrants for 161,718 shares of its Common Stock as follows:

                                       EXERCISE
      NUMBER OF WARRANTS                PRICE                            EXPIRATION DATE
      ------------------               --------                          ---------------
            20,000                      $3.50                           March 17, 1999
            61,718                      $3.20                           December 17, 1999
             4,900                      $4.00                           June 30, 2002
            17,500                      $4.80                           June 30, 2002
            57,600                      $4.80                           August 31, 2002

NOTE 10--INCOME TAXES

  As a Bermuda exempted company, the Company is not currently subject to income tax filing requirements in Bermuda. The Company operates in the U.S. as a branch of a foreign corporation. As a foreign corporation with a U.S. trade or business, the Company will be subject to tax in the U.S. on the income earned that is effectively connected with that trade or business. Tax carryforward in taxable jurisdictions have not been determined. Deferred tax assets, if any, would be fully reserved. Other than the tax associated with the U.S. earned interest income, there are no income tax provisions, benefits, liabilities or assets reflected in the accompanying financial statements.

NOTE 11--WRITE-DOWN OF ASSETS

  The following assets were written down to a nominal or current value in the period due to impairment in the assets value:

                           TEN MONTHS ENDED         TWELVE MONTHS ENDED
                             DECEMBER 31,   -----------------------------------
                                 1997       FEBRUARY 28, 1997 FEBRUARY 29, 1996
                           ---------------- ----------------- -----------------
Land......................     $449,267        $  442,238         $    --
Furniture, fixtures and
 equipment................       18,045               --               --
Other assets..............      209,587           209,587              --
Software under
 development..............          --                --           457,275
Notes receivables.........          --            137,803          315,456
Due from affiliated
 company..................          --            549,651              --
                               --------        ----------         --------
                               $676,899        $1,339,279         $772,731
                               ========        ==========         ========

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES

NOTE 12--RELATED PARTY TRANSACTIONS

  Pursuant to the Management Agreement, Harrah's managed Old IEL. The Management Agreement provided for Harrah's to receive a management fee equal to the greater of $10,000 per whole fiscal month, as defined, or a percentage of gross revenues, as defined. The Management Agreement was terminated June 17, 1997, in conjunction with the Amalgamation. Management fees totaled $36,000, $120,000, and $120,000 for the ten month period ending December 31, 1997, and the twelve month periods ending February 28, 1997 and February 29, 1996, respectively.

  Under the terms of the Management Agreement, the Company transferred cash to Harrah's for payments made on the Company's behalf to support its operations, including accounts payable, payroll and capital expenditures. The net transfers for the ten month period ending December 31, 1997 and the twelve month periods ending February 28, 1997 and February 29, 1996 totaled $143,000, $1,085,000 and $1,391,000, respectively.

  The Company was charged a fee by Harrah's for administrative services (including legal, accounting, information technology and office occupancy). The Company was charged approximately $150,000 for the ten month period ending December 31, 1997. This arrangement ended with termination of the Management Agreement. The Company was charged approximately $523,000 and $184,000 during the years ended February 28, 1997 and February 29, 1996, respectively.

  On June 17, 1997, the Company entered into a Continuing Services Agreement with Harrah's under which Harrah's provides certain telecommunications, computer systems support and consulting services to the Company. The Company incurred a cost of approximately $101,000 during the ten month period ending December 31, 1997.

  Effective June 5, 1997, the Company entered into a lease (the "Sublease Agreement") with Harrah's for the office space occupied by the Company. The Sublease Agreement is for a period of 23 months at a monthly cost of approximately $11,000. Future payments under this Sublease Agreement aggregate to approximately $132,000 in 1998 and $44,000 in 1999. In conjunction with the Sublease Agreement and with the Amalgamation, the Company purchased certain leasehold improvements, computer hardware, computer software and office equipment from Harrah's. The total purchase price was approximately $42,000.

  During 1996, the Company entered into a sublicense agreement with Harrah's, which provides the Company with rights to use an immediate authorization credit/debit system that Harrah's is developing. The Company reimbursed Harrah's for a portion of the development costs which totaled $70,000 and $180,000 for the ten months ended December 31, 1997 and the year ended February 28, 1997, respectively.

  On June 17, 1997, in conjunction with the Amalgamation, the Company entered into a Software License Agreement with Harrah's (the "License Agreement"). The License Agreement is a fully-paid, perpetual, world-wide license to Harrah's and its affiliates to use the Company's gaming technology in non-competitive uses in traditional casino venues owned, operated or managed by Harrah's affiliates. The License Agreement includes source codes for all software, but neither party to the License Agreement has any obligations to share or provide any improvements or modifications with the other party.

  The Company paid approximately $291,000, $335,000 and $226,000 during the ten months ended December 31, 1997, and the twelve months ended February 28, 1997 and February 29, 1996, respectively, to directors and companies with common directors for management and consulting services and for reimbursement of expenses.

  On April 30, 1997, the Company entered into a Consulting Agreement with James P. Grymyr, then a director of the Company, whereby Mr. Grymyr would provide consulting services to the Company as requested by the Company from time to time. Under the terms of the Consulting Agreement, the Company has issued to

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES

Mr. Grymyr 586,077 shares of Common Stock as consideration for all such consulting services both past and future. The Company expects any future consulting services to be minimal. The value of the stock (approximately $2.4 million) is included in the Statements of Operations for the ten months ended December 31, 1997, as consulting and contract labor.

  Geller & Co., of which Laurence Geller is Chairman, performed consulting services for the Company pursuant to a retainer agreement that commenced in February, 1996 and terminated August 14, 1997. Geller & Co. was paid a monthly retainer of $5,000. Pursuant to Geller & Co.'s retainer, a grant of options for 200,000 shares of Common Stock with an exercise price of $3.00 and a term of ten years was also made to Geller & Co. On May 29, 1997, the Company granted an additional 1,000,000 options with the same terms above to Geller & Co. for Laurence Geller's services as Chairman of the Board. In addition, Geller & Co. received 200,000 shares of Common Stock that vest upon the closing of a major financing. The Board has determined that the Amalgamation which occurred June 17, 1997 constituted a major financing, and, consequently, the 200,000 share success fee has vested and an expense of $650,000 was recognized. This amount is included on the Consolidated Statement of Operations as general and administrative expense. Mr. Geller has been Chairman of the Board of Directors of the Company since September 30, 1996. The annual compensation of the Chairman of the Board is $100,000 and is unpaid until the Company generates revenue under its agreement with Singapore Airlines.

NOTE 13--AGREEMENT REGARDING REDEMPTION OF PERFORMANCE SHARES

  When the Company acquired the rights to the inflight gaming software from Sky Games International, Inc. ("SGII") on November 7, 1991, a portion of the consideration was 3,000,000 shares of Common Stock which, according to then applicable requirements, were placed in escrow, to be released on the basis of one share for each U.S. $1.78 of net cash flow generated from the assets over a ten-year period (the "Performance Shares"). The Performance Shares were issued at a deemed price of $.1155 per share with 2,000,000 shares issued to SGII (87% of the outstanding stock of which was owned by James P. Grymyr, formerly a director of the Company, and his wife) and 1,000,000 shares were issued to Anthony Clements, a director of the Company. An additional 525,000 shares, which were issued to Dr. Rex E. Fortescue, formerly a director of the Company, are held in the escrow on the same terms and are also included as Performance Shares. Each of Messrs. Clements and Fortescue, as of April 30, 1997, have agreed to allow the Company to redeem and cancel the Performance Shares when and if they are released from escrow for any reason whatsoever (the "Redemption Agreement"). As consideration for such agreement to tender the Performance Shares for cancellation by the Company in the event they are ever released from the escrow, the Company has issued to Messrs. Clements and Fortescue, 333,333 and 175,000 shares of Common Stock, respectively. SGII, as of April 30, 1997, has also agreed that it will tender the 2,000,000 Performance Shares which it holds for cancellation by the Company when and if such Performance Shares are released from escrow for any reason whatsoever. As consideration of such agreement, in February, 1997, the Company expensed the outstanding balance of a note made by SGII to the Company in the approximate amount of $550,000 and has issued to SGII 80,590 shares of Common Stock (the "Redemption and Cancellation Agreement"). In the event the Performance Shares are not released prior to six months after the end of the Company's financial year ending in the year 2002, the Performance Shares will automatically be canceled in accordance with the terms of the escrow agreement. The value of the 588,923 shares of Common Stock issued as consideration for the agreement was determined to be approximately $1,840,000. This amount is included on the Consolidated Statement of Operations as amalgamation expense.

  Each of Messrs. Clements and Fortescue and SGII have the right to include the 588,923 shares of Common Stock issued in connection with the Redemption Agreement and the Redemption and Cancellation Agreement in certain registered offerings conducted by the Company prior to February 25, 1999. As part of the agreements to allow the redemption and cancellation of the Performance Shares, the holders of the Performance Shares have issued an irrevocable proxy to a bank which has agreed not to vote the Performance Shares at any General

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES

Meeting of Shareholders or otherwise. The irrevocable proxy and the agreement not to vote the Performance Shares will terminate upon the cancellation of the Performance Shares. The escrow agent is prohibited from canceling the Performance Shares under the escrow agreement.

  The Performance Shares have no rights and, therefore, are excluded from per share calculations for all periods presented. Effective April 30, 1997, the Performance Shares were no longer considered outstanding for financial statement purposes.

NOTE 14--SUBSEQUENT EVENTS

  On January 13, 1998, the Company acquired all of the outstanding capital stock of Inflight Interactive Limited ("IIL") in exchange for 500,000 shares of the Company's Common Stock. IIL is a U. K. developer and provider of amusement games to the airline industry. IIL's games are currently operating on a number of airlines including Cathay Pacific, Egypt Air, Lauda Air, Malaysia Airlines, Saudi Arabian Airlines and Virgin Atlantic. The agreement also provides for the Company to issue up to 250,000 additional shares of Common Stock to the previous owners of IIL upon achievement of certain milestones regarding implementation of the Company's software with an international airline to be designated by the parties. The acquisition will be accounted for using the purchase method.

  On March 19, 1998, the Company began negotiating the modification of the terms of the remaining portion ($1,500,000) of the private placement of Common Stock discussed in Note 7. Under the proposed terms, 50% of the remaining portion ($750,000) would be funded immediately while the other 50% would be funded under the terms of the original agreement. The subscription price for the Common Stock would be revised to $2.62. For each Common Share purchased under this agreement, 0.85 of a warrant to purchase Common Stock would be issued after a six month holding period of the Common Stock. The warrants, if issued, would have an exercise price of $2.62 and a term of 18 months.

NOTE 15--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  Financial results by quarter are as follows:

                                FIRST        SECOND         THIRD      FOURTH
                               QUARTER       QUARTER       QUARTER    QUARTER
                               --------    -----------    ---------- ----------
Ten Months ended December 31,
 1997
Loss before extraordinary
 item......................... $219,148(1) $22,435,687(2) $3,183,872 $3,149,330
Extraordinary loss............       --      1,824,222(3)         --         --
                               --------    -----------    ---------- ----------
Net loss...................... $219,148(1) $24,259,909(2) $3,183,872 $3,149,330
                               ========    ===========    ========== ==========
Basic and diluted loss per
 share:
  Loss per share before
   extraordinary item......... $   0.02(1) $      2.03(2) $     0.18 $     0.17
  Extraordinary loss per
   share......................       --           0.17(3)         --         --
                               --------    -----------    ---------- ----------
  Loss per share.............. $   0.02(1) $      2.20(2) $     0.18 $     0.17
                               ========    ===========    ========== ==========
Twelve Months ended February
 28, 1997
Net loss...................... $563,479    $   551,542    $  593,036 $2,472,256
                               ========    ===========    ========== ==========
Basic and diluted loss per
 share........................ $   0.07    $      0.06    $     0.06 $     0.26
                               ========    ===========    ========== ==========

--------
(1) Due to the change in the Company's fiscal year end from the last day in February to December 31, the first quarter amounts represent the results of operations from March 1, 1997 to March 31, 1997.
(2) Includes effect of the Amalgamation.
(3) Loss on early extinguishment of debt.

               INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
    TEN MONTHS ENDED DECEMBER 31, 1997 AND YEARS ENDED FEBRUARY 28, 1997 AND
                               FEBRUARY 29, 1996

                           BALANCE AT CHARGED TO            BALANCE AT
                           BEGINNING  COSTS AND               END OF
                           OF PERIOD   EXPENSES  DEDUCTIONS   PERIOD
                           ---------- ---------- ---------- ----------
Ten months ended December
 31, 1997:
  Allowance for Doubtful
   Accounts...............    $ --     $46,828      $ --     $46,828
Year ended February 28,
 1997:
  None
Year ended February 29,
 1996:
  None