Form 10-K/A
period 1997-12-31
INTERACTIVE ENTERTAINMENT LTD
filed 1998-05-07
CIK 882537

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K/A

(MARK ONE)

[_]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                          For the fiscal year ended

                                      OR

[X]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

       For the transition period from March 1, 1997 to December 31, 1997

                          COMMISSION FILE NO. 0-22622

                       INTERACTIVE ENTERTAINMENT LIMITED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           BERMUDA                                I.R.S. NO. 98-0170199
-----------------------------------        ------------------------------------
(JURISDICTION OF INCORPORATION)            (I.R.S. EMPLOYER IDENTIFICATION NO.)


                        845 CROSSOVER LANE, SUITE D-215
                               MEMPHIS, TN 38117
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 901 537-3800

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                -----------------------------------------
Common Stock, Par Value                     Nasdaq SmallCap Market
  $0.01 per share
(the "Common Stock")

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of $3.25 for the Common Stock as reported by the Nasdaq SmallCap Market on March 12, 1998 is $43,206,413.

  The number of shares outstanding of the issuer's Common Stock, as of March 12, 1998: 20,181,196 shares


                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders, which will be filed within 120 days after the end of the fiscal year, are incorporated by reference into Part III hereof.

                       INTERACTIVE ENTERTAINMENT LIMITED

                          ANNUAL REPORT ON FORM 10-K/A

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

  On December 30, 1994, the Company entered into a Shareholders Agreement with SGI Holding Corporation Limited ("SGIH"), a wholly-owned subsidiary of SGI, and an affiliate of Harrah's Entertainment, Inc. ("Harrah's"), to form a corporation then known as Interactive Entertainment Limited ("Old IEL"), the result of which was that Old IEL became owned 80% by SGIH and 20% by Harrah's. Pursuant to a management agreement, (the "Management Agreement"), Old IEL was managed by an affiliate of Harrah's.

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

  The Company has not yet generated any operating revenue under its agreements with Singapore Airlines. Until the Company receives sufficient cash flow from operations, additional funding will be required to allow the Company to continue operations during 1998. Absent sufficient cash flow from operations, the short-term viability of the Company and the Company's ability to continue its operations is directly dependent upon the completion of significant additional financing. If adequate funds are not available from operations or additional sources of funding, the Company's business will suffer a material adverse effect.

 Forward-Looking Information

  This Form 10-K/A contains forward-looking statements that include, among others, statements concerning the Company's plans to implement its software products, commence generating revenue from certain of its products, expectations as to funding its capital requirements, the impact of competition, future plans and strategies, statements which include the words "believe," "expect," and "anticipate" and other statements of expectations, beliefs, anticipated developments and other matters that are not historical facts. These statements reflect the Company's views with respect to such matters. Management cautions the reader that these forward-looking statements are subject to risks and uncertainties that could cause actual events or results to materially differ from those expressed or implied by the statements.

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
     10.1      Asset Purchase Agreement, as amended, dated November 7, 1991, among Sky
               Games International, Inc. ("SGII"), the Company and Sky Games
               International, Corp. (formerly Forty-Four Inc.) ("SGIC") and amendments thereto. (12)
     10.2      Indemnification Agreement dated February 19, 1993, between SGII and SGIC.
               (13)
     10.3      Cooperation Agreement dated May 20, 1993, by and among BE Aerospace, Inc.
               ("BEA"), the Company and SGII. (14)
     10.4      Termination Agreement and Mutual Release, dated as of December 30, 1994, among the Company, BEA and SGIC. (15)
     10.5*     Services Agreement, dated as of November 7, 1995, between IEL and
               Singapore Airlines Limited. (16)
     10.6*     Software License and Software Services Agreement, dated as of November 7,
               1995, between IEL and Singapore Airlines Limited. (17)
     10.7      Sublease Agreement dated as of June 5, 1997, between IEL and Harrah's
               Operating Company, Inc. (18)
     10.8      Consulting Agreement, dated as of April 30, 1997, between the Company and
               James P. Grymyr. (19)
     10.9*     Software License Agreement, dated June 17, 1997, between the Company and
               Harrah's Interactive Investment Company. (20)
     10.10     Continuing Services Agreement, dated June 17, 1997, between the Company and Harrah's Interactive Entertainment Company. (21)
     10.11     Termination Agreement and Release, dated as of June 17, 1997, among the
               Company, SGI Holding Corporation Limited, IEL, Harrah's Interactive
               Investment Company, and Harrah's Interactive Entertainment Company. (22)
     23**      Consent of Buckley Dodds
     27**      Financial Data Schedule

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

                                          Interactive Entertainment Limited

                                             /s/ Gordon Stevenson
                                          By: _________________________________
Dated: May 6, 1998                           President and Chief Executive
                                             Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
       /s/ Charles L. Atwood         Director                           May 6, 1998
____________________________________
         Charles L. Atwood

         /s/ John M. Boushy          Director                           May 6, 1998
____________________________________
           John M. Boushy

        /s/ Malcolm P. Burke         Director                           May 6, 1998
____________________________________
          Malcolm P. Burke

                                     Director                           May 6, 1998
____________________________________
        Anthony P. Clements

                                     Director                           May 6, 1998
____________________________________
            Brian Deeson

       /s/ Laurence S. Geller        Director and Chairman              May 6, 1998
____________________________________
         Laurence S. Geller

                                     Director                           May 6, 1998
____________________________________
           Phillip Gordon

                                     Director                           May 6, 1998
____________________________________
          Amnon Shiboleth

        /s/ Gordon Stevenson         Director, President and            May 6, 1998
____________________________________  Chief Executive Officer
          Gordon Stevenson

        /s/ Judy Wormser             Director                           May 6, 1998
____________________________________
            Judy Wormser

           /s/ David Lamm            Chief Financial Officer            May 6, 1998
____________________________________
             David Lamm

        /s/ Michael A. Irwin         Controller and Principal           May 6, 1998
____________________________________  Accounting Officer
          Michael A. Irwin

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



/s/ Ernst & Young LLP
---------------------


Memphis, Tennessee
February 11, 1998, except for the second paragraph of Note 14, as to which the date is March 19, 1998

LOGO OF BUCKLEY DODDS
===============================================================================
Chartered Accountants



                               AUDITORS' REPORT

To the Shareholders of Sky Games International Ltd.:

We have audited the accompanying consolidated balance sheet of Sky Games International Ltd. as of February 28, 1997, and the related consolidated statements of operations, shareholders' deficit, and cash flow for each of the two years in the period ended February 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sky Games International Ltd. at February 28, 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended February 28, 1997, in conformity with United States generally accepted accounting principles.


Vancouver, B.C.                                           /s/ Buckley Dodds
April 28, 1997, except as to Note 11 (b) which            Chartered Accountants
is as of May 14, 1997

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

 Property and Equipment

  The Company's property and equipment is recorded at cost and depreciated using the straight-line and declining balance methods over its estimated economic life which is generally three to five years.

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES

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

  Through its wholly-owned subsidiary, Creator Island Equities, Inc. the Company owned approximately 70 acres of land with a net book value of $800,000 as of February 28, 1997. The subsidiary also owned other assets including irrigation equipment, greenhouses, office equipment, nursery equipment, construction equipment, vehicles, and shop equipment associated with this real estate. These other assets had a net book value of approximately $83,000 at September 30, 1997. Based upon the current fair market value of the property, the Company recorded an asset valuation adjustment of approximately $449,000 in September 1997. As discussed in Note 11, the asset valuation adjustment is included in the Consolidated Statement of Operations for the ten months ended December 31, 1997 as write-down of assets. The land and other assets were sold in November 1997 for approximately the reduced carrying value. A prior asset valuation adjustment in the amount of approximately $442,000 was recorded on the same property during the year ended February 28, 1997 based upon an opinion of real estate professionals.

  Through another wholly-owned subsidiary, Sky Games International Corp., ("SGIC"), the Company owned certain equipment and other assets, specifically gaming technology parts, which were written off in the ten months ended December 31, 1997 due to technological obsolescence. The write-downs during the ten months ended December 31, 1997, were approximately $18,000 and $210,000 for equipment and other assets, respectively. Based on management's evaluation of asset values, during the year ended February 28, 1997 SGIC recorded a write-down in the amount of approximately $210,000 for other assets which consisted of electronic parts intended for use in construction of lap-top gaming devices.

  SGIC wrote off two notes receivable totaling approximately $138,000 during the year ended February 28, 1997 and three notes receivable totaling approximately $315,000 during the year ended February 29, 1996. In each case the notes were determined by management to be uncollectible.

  In the year ended February 28, 1997 SGIC wrote off a note receivable in the amount of approximately $550,000 as part of the consideration for an agreement to cancel certain shares of the Company's stock held in escrow. See Note 13--Agreement Regarding Redemption of Performance Shares.

  SGIC wrote off approximately $457,000 in the year ended February 29, 1996 for technology, proprietary rights and prototypes related to development of the Company's original gaming system which was replaced by new technology following the creation of Old IEL.

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

NOTE 9--STOCK WARRANTS

  As of December 31, 1997, the Company had outstanding stock warrants for 161,718 shares of its Common Stock as follows:


                                       EXERCISE
      NUMBER OF WARRANTS                PRICE                            EXPIRATION DATE
      ------------------               --------                         -----------------
            20,000                      $3.50                           March 17, 1999
            61,718                      $3.20                           December 17, 1999
             4,900                      $4.00                           June 30, 2002
            17,500                      $4.80                           June 30, 2002
            57,600                      $4.80                           August 31, 2002

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

NOTE 11--WRITE-DOWN OF ASSETS

  The following assets were written down to a nominal or current value in the period due to impairment in the assets value: (See Note 2, Impairment of Long-Lived Assets)

                           TEN MONTHS ENDED         TWELVE MONTHS ENDED
                             DECEMBER 31,   -----------------------------------
                                 1997       FEBRUARY 28, 1997 FEBRUARY 29, 1996
                           ---------------- ----------------- -----------------
Land......................     $449,267        $  442,238         $    --
Furniture, fixtures and
 equipment................       18,045               --               --
Other assets..............      209,587           209,587              --
Software under
 development..............          --                --           457,275
Notes receivables.........          --            137,803          315,456
Due from affiliated
 company (Note 13)........          --            549,651              --
                               --------        ----------         --------
                               $676,899        $1,339,279         $772,731
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

NOTE 13--AGREEMENT REGARDING REDEMPTION OF PERFORMANCE SHARES

  When the Company acquired the rights to the inflight gaming software from Sky Games International, Inc. ("SGII") on November 7, 1991, a portion of the consideration was 3,000,000 shares of Common Stock which, according to then applicable requirements, were placed in escrow, to be released on the basis of one share for each U.S. $1.78 of net cash flow generated from the assets over a ten-year period (the "Performance Shares"). The Performance Shares were issued at a deemed price of $.1155 per share with 2,000,000 shares issued to SGII (87% of the outstanding stock of which was owned by James P. Grymyr, formerly a director of the Company, and his wife) and 1,000,000 shares were issued to Anthony Clements, a director of the Company. An additional 525,000 shares, which were issued to Dr. Rex E. Fortescue, formerly a director of the Company, are held in the escrow on the same terms and are also included as Performance Shares. Each of Messrs. Clements and Fortescue, as of April 30, 1997, have agreed to allow the Company to redeem and cancel the Performance Shares when and if they are released from escrow for any reason whatsoever (the "Redemption Agreement"). As consideration for such agreement to tender the Performance Shares for cancellation by the Company in the event they are ever released from the escrow, the Company has issued to Messrs. Clements and Fortescue, 333,333 and 175,000 shares of Common Stock, respectively. SGII, as of April 30, 1997, has also agreed that it will tender the 2,000,000 Performance Shares which it holds for cancellation by the Company when and if such Performance Shares are released from escrow for any reason whatsoever. As consideration of such agreement, in February, 1997, the Company expensed the outstanding balance of a note made by SGII to the Company in the approximate amount of $550,000 and has issued to SGII 80,590 shares of Common Stock (the "Redemption and Cancellation Agreement"). In the event the Performance Shares are not released prior to six months after the end of the Company's financial year ending in the year 2002, the Performance Shares will automatically be canceled in accordance with the terms of the escrow agreement. The value of the 588,923 shares of Common Stock issued as consideration for the agreement was determined to be approximately $1,840,000 based on the closing price of the Company's Common Stock on the date the 588,923 shares were issued. This amount is included on the Consolidated Statement of Operations as amalgamation expense.

  Each of Messrs. Clements and Fortescue have the right to include the 508,333 shares of Common Stock issued in connection with the Redemption Agreement in certain registered offerings conducted by the Company prior to February 25, 1999. As part of the agreements to allow the redemption and cancellation of the Performance Shares, the holders of the Performance Shares have issued an irrevocable proxy to a bank which has agreed not to vote the Performance Shares at any General

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES

Meeting of Shareholders or otherwise. The irrevocable proxy and the agreement not to vote the Performance Shares will terminate upon the cancellation of the Performance Shares. The escrow agent is prohibited from canceling the Performance Shares under the escrow agreement.

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