Form 10-Q
period 1998-03-31
INTERACTIVE ENTERTAINMENT LTD
filed 1998-05-13
CIK 882537

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes __X___      No _____

The registrant had 20,467,319 shares of common stock outstanding as of May 7, 1998.

Exhibit index is located on page 17.

                       INTERACTIVE ENTERTAINMENT LIMITED

                                     INDEX

PART I.  FINANCIAL INFORMATION                                                                       PAGE

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets - March 31, 1998 and December 31, 1997                            3

         Consolidated Statements of Operations - Three Months ended March 31, 1998
         and One Month ended March 31, 1997                                                            4

         Consolidated Statements of Cash Flows - Three Months ended March 31, 1998                     5
         and One Month ended March 31, 1997

         Notes to Consolidated Financial Statements                                                    6

Item 2.  Management's Discussion and Analysis of Financial Condition                                  12
         and Results of Operations

PART II. OTHER INFORMATION


Item 2.(c)  Changes in Securities                                                                     16

Item 6.(a)  Exhibits                                                                                  17

Item 6.(b)  Reports on Form 8-K                                                                       18

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                          ASSETS
                                          ------
                                                                                     March 31,              December 31,
                                                                                        1998                    1997
                                                                               -------------------     -------------------
Current Assets
    Cash and cash equivalents                                                         $    485,825            $  1,239,864
    Accounts receivable, less allowance
      for doubtful accounts of $46,828                                                     104,122                   3,859
    Prepaid expenses                                                                        41,295                  97,205
                                                                               -------------------     -------------------
      Total current assets                                                                 631,242               1,340,928

Furniture, fixtures and equipment, at cost                                                 980,889                 974,568
    Less: accumulated depreciation                                                        (212,618)               (154,610)
                                                                               -------------------     -------------------
      Furniture, fixtures and equipment, net                                               768,271                 819,958

Software under development                                                               2,031,661               1,930,218

Other assets                                                                                     -                 165,599

Goodwill                                                                                13,232,046              13,138,704
                                                                               -------------------     -------------------
        Total assets                                                                  $ 16,663,220            $ 17,395,407
                                                                               ===================     ===================

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

Current liabilities
    Accounts payable and accrued expenses                                              $    747,853            $    644,051
                                                                                -------------------     -------------------
          Total current liabilities                                                         747,853                 644,051

Convertible debentures                                                                            -                 530,000

Shareholders' equity
    Class A preferred shares, $0.01 par value, authorized -3,000
      shares, outstanding - 2,737 shares                                                         27                      27
    Class B preferred shares, $.01 par value, authorized -5,000,000
     shares, outstanding - 1,300 and 1,000 shares                                                13                      10
    Common shares, $0.01 par value authorized -50,000,000
      shares; outstanding 20,181,196 and 19,428,334 shares                                  201,812                 194,283
    Additional paid-in-capital                                                           65,873,333              63,512,559
    Accumulated deficit                                                                 (50,159,818)            (47,485,523)
                                                                                -------------------     -------------------
                                                                                         15,915,367              16,221,356
                                                                                -------------------     -------------------
          Total liabilities and shareholder's equity                                   $ 16,663,220            $ 17,395,407
                                                                                ===================     ===================

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                         Three Months                Month
                                                            Ended                    Ended
                                                          March 31,                March 31,
                                                             1998                     1997
                                                         ------------              ----------

Revenue                                                   $    54,100              $        -

Operating Expenses
     General and administrative                               752,770                  74,839
     Consulting and contract labor                             73,744                  59,428
     Marketing                                                 89,807                  16,407
     Management fees                                                -                  17,500
     Legal                                                     77,263                  45,396
     Depreciation and amortization                          1,503,944                   7,515
                                                          -----------              ----------
                                                            2,497,528                 221,085

Other (Income) and Expense
     Interest expense                                         153,524                     111
     Interest income                                           (7,877)                 (2,048)
                                                          -----------              ----------
                                                              145,647                  (1,937)

                                                          -----------              ----------
Net loss                                                  $ 2,589,075              $  219,148
                                                          ===========              ==========

BASIC AND DILUTED LOSS PER SHARE
Numerator for basic and diluted loss per share:
     Net loss                                             $ 2,589,075              $  219,148
     Preferred stock dividends:
       Cash                                                    85,220                       -
       Amortization discount on
         preferred stock                                       48,757                       -
                                                          -----------              ----------
     Loss to common shareholders                          $ 2,723,052              $  219,148
                                                          ===========              ==========

Denominator for basic and diluted loss per share:
     Weighted average shares outstanding                   19,988,066               9,789,020
                                                          ===========              ==========

Net loss per share                                        $      0.14              $     0.02
                                                          ===========              ==========

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                              Three Months             Month
                                                                                 Ended                 Ended
                                                                               March 31,             March 31,
                                                                                  1998                  1997
                                                                              -----------            ---------
OPERATING ACTIVITIES
 Net Loss                                                                     $(2,589,075)           $(219,148)
Reconciliation of net loss to net cash used in operating activities:
   Depreciation and amortization                                                1,503,944                7,515
   Non-cash interest expense                                                        5,493                    -
   Other                                                                            7,133                1,999
   Changes in assets/liabilities: (excluding effect of acquisition)
       Accounts receivable                                                        (27,337)              44,955
       Prepaid expenses                                                            35,510                  675
       Other assets                                                               165,599                    -
       Accounts payable and accrued expenses                                       61,678               83,745
                                                                              -----------            ---------
          Net cash used in operating activities                                  (837,055)             (80,259)
                                                                              -----------            ---------

INVESTING ACTIVITIES
   Purchases of furniture, fixtures and equipment                                  (6,321)                   -
   Software development                                                          (101,443)             (61,043)
                                                                              -----------            ---------
          Net cash used in investing activities                                  (107,764)             (61,043)
                                                                              -----------            ---------

FINANCING ACTIVITIES
   Issuance of preferred stock                                                    276,000                    -
   Payment of preferred stock dividends                                           (85,220)                   -
                                                                              -----------            ---------
          Net cash provided by financing activities                               190,780                    -
                                                                              -----------            ---------


   Net decrease in cash                                                          (754,039)            (141,302)
   Cash, beginning of period                                                    1,239,864              626,074
                                                                              -----------            ---------
   Cash, end of period                                                        $   485,825            $ 484,772
                                                                              ===========            =========

               INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF OPERATIONS

The consolidated financial statements of Interactive Entertainment Limited and Subsidiaries (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. For this reason, the consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

The Company has entered into a contract to provide its gaming software to one international airline, Singapore Airlines ("SIA"). SIA has selected the Matsushita Avionics Systems Corporation ("MASC") hardware platform and operating system for its interactive entertainment system. The Company has been in the process of integrating its software with the MASC network and operating system, and other third party provided software with which the Company's software is also required to be integrated pursuant to its agreements with SIA. Following a series of laboratory tests, the Company's software was certified by MASC on August 25, 1997. The Company conducted a series of application test programs with SIA and received certification from SIA on October 9, 1997. Following additional testing on November 7, 1997, SIA authorized the Company to proceed with a series of technical trials onboard an aircraft. These technical trials are ongoing. Although the Company believes the technical trials will be successful, there is no assurance of such success, or if it does occur, when it will occur. Management continues to believe the success of its software on SIA will be critical to its ability to secure additional airline contracts. The Company has yet to receive any revenues under its agreement with SIA and may never receive any such anticipated revenues if its software is not successfully implemented with SIA.

On January 13, 1998, the Company completed the acquisition of all the outstanding capital stock of Inflight Interactive Limited ("IIL") in exchange for 500,000 shares of the Company's $.01 par value common stock (the "Common Stock"). IIL is a United Kingdom developer and provider of amusement games to the airline industry. The games are currently operating on a number of airlines, including Cathay Pacific, Egypt Air, Lauda Air, Malaysia Airlines, Saudi Arabian Airlines, and Virgin Atlantic. The agreement also provides for the Company to issue up to 250,000 additional shares of Common Stock to the previous owners of IIL upon achievement of certain milestones regarding implementation of the Company's gaming software with an international airline to be designated by the parties. The acquisition was accounted for using the purchase method.

Until the Company receives sufficient cash flow from operations, additional funding will be required to allow the Company to continue operations. Based on discussions with potential investors, management believes the Company will be successful in obtaining sufficient financing to enable the

Company to continue its operations for the foreseeable future; however, such funding may not be on terms that are as favorable to those available to established companies and may be dilutive to current stockholders.

On April 23, 1997, the Board of Directors of the Company approved and adopted a resolution changing the fiscal year end of the Company to December 31 of each year from the last day of February of each year. Therefore, the Consolidated Financial Statements include the three month period ending March 31, 1998 and the one month period ending March 31, 1997.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers cash on hand, deposits in banks and short-term investments with maturities of three months or less as cash and cash equivalents.

Software Development

All software production costs (i.e., external and internal programmers, graphic design and testing) are being capitalized until the software is available for general release to customers in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Once capitalization ceases, the software costs will be amortized using the straight-line method over the remaining estimated economic life of the product, currently estimated at three to five years.

Furniture, Fixtures and Equipment

The Company's furniture, fixtures and equipment is recorded at cost and depreciated over its estimated economic life which is generally three to five years. Additions and improvements that materially extend the useful lives are capitalized, while repairs and maintenance costs are expensed as incurred.

Goodwill

The excess of purchase price over net assets acquired, which arose from the acquisition of the minority interest of Old IEL (as defined and discussed in Note 3) is being amortized on a straight-line basis over three years. The amount of amortization expense recorded for the three months ended March 31, 1998 totaled $1,334,765.

The excess of purchase price over net assets acquired, which arose from the acquisition of IIL, is also being amortized on a straight-line basis over three years. The amount of amortization expense recorded from the purchase date (January 13, 1998) through March 31, 1998 totaled $111,170.

Management regularly evaluates whether or not the future undiscounted cash flows of the Company are sufficient to recover the carrying amount of assets. Additionally, management continually monitors such factors as the status of new or proposed legislation, the competitive environment and advances in the computer software and hardware industries. If the estimated future undiscounted cash flows are not sufficient to recover the carrying amount of the assets and, accordingly, an impairment has occurred, management intends to write down the carrying amount to its estimated fair value based on discounted cash flows.

Impairment of Long-Lived Assets

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," management continually evaluates whether events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Based on management's evaluations, no significant impairments of long-lived assets occurred during the quarter ended March 31, 1998 or the period ended March 31, 1997.

Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations.

Loss Per Share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. For the periods ended March 31, 1998 and 1997, there is no difference between basic and diluted loss per share as all stock options, warrants, convertible debentures and convertible preferred stock are antidilutive for the periods presented. The Performance Shares have no rights and, therefore are excluded from per share calculations. See Note 8.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Sky Games International Corp. (a Nevada corporation), Creator Island Equities Inc., (a British Columbia corporation), IEL (Singapore) Pte. Ltd. (a Singapore corporation) and, (since January 13,
1998), Inflight Interactive Limited (a U.K. corporation). For periods prior to the acquisition of the minority interest in Old IEL discussed in Note 3, the consolidated financial statements also include the accounts of SGI Holding Corporation Ltd. and the Company's 80% ownership of Old IEL. All material intercompany transactions have been eliminated in consolidation.

Comprehensive Income

During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"). The Company adopted this statement as of the beginning of 1998.
SFAS No 130 established new rules for the reporting and display of comprehensive income and its components. There is no difference between the net loss and the total comprehensive net loss for the three months ended March 31, 1998 and the one month ended March 31, 1997.

NOTE 3 - ACQUISITION OF MINORITY INTEREST

Prior to June 17, 1997, the Company operated its principal business activities under the name Sky Games International, Ltd. through its indirectly 80%-owned subsidiary then known as Interactive Entertainment Limited ("Old IEL"). The remaining 20% of Old IEL was held by an affiliate of Harrah's Entertainment, Inc. (which, together with its affiliates, is referred to herein as "Harrah's"). Harrah's also managed the operations of Old IEL pursuant to a management agreement effective December 30, 1994, (the "Management Agreement").

Effective June 17, 1997, pursuant to a Plan and Agreement of Merger and Amalgamation dated May 13, 1997, Old IEL was merged into the Company (the "Amalgamations"). As part of the Amalgamations, the Management Agreement with Harrah's was terminated. Harrah's received a total of 5,879,040 shares of Common Stock in exchange for its 20% ownership interest in Old IEL and as consideration for the termination of the Management Agreement. Of the total shares issued to Harrah's, 3,617,871 shares were allocated to the acquisition of Harrah's 20% ownership interest in Old IEL and 2,261,169 shares were allocated to the termination of the Management Agreement. This allocation was based on the Amalgamation negotiation discussions held between the Company and Harrah's.

The acquisition of the minority interest, previously held by Harrah's, has been accounted for under the purchase method. The value of the purchase price was based on the average quoted market price of the Company's Common Stock when the Amalgamations were announced, or $4.466 per share. The shares issued to terminate the Management Agreement were also valued at $4.466 per share. Prior to termination, the Company paid Harrah's a monthly fee of $10,000 and was obligated to pay Harrah's a percentage of future gross revenues.

NOTE 4 - CONVERTIBLE DEBENTURES

During the ten months ended December 31, 1997, the Company issued $2,163,250 of 8% convertible debentures due in 1999. The outstanding balance of convertible debentures as of December 31, 1997 totaled $530,000.

The debentures contained a feature that provided for conversion into Common Stock at a price below the current market at the time of issue. The value of this beneficial conversion feature, totaling approximately $628,000 was capitalized in other assets with a corresponding increase to additional paid-in capital. Placement fees of $149,000 incurred upon sale of the debentures were also capitalized. The value of the conversion feature and the placement fees are amortized to interest expense over the original life of the debenture. Any unamortized amount is expensed upon conversion of the debenture.

All of the debentures outstanding, including accrued interest, as of December 31, 1997 were converted into 252,862 shares of Common Stock during the three month period ended March 31, 1998 and all remaining deferred interest charges and placement fees totaling $148,000 were expensed during the period and are included as interest expense in the Consolidated Statements of Operations.

NOTE 5 - SHAREHOLDERS' EQUITY

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

The Class A Preference Shares are convertible at any time into a number of shares of Common Stock, determined by dividing $1,000 per share of Class A Preference Shares, plus any accrued and unpaid dividends thereon by: (i) prior to February 28, 1999, a conversion price equal to 70% of the average mean of the closing bid and ask prices of the Common Stock for the 20 trading days prior to the conversion (the "Market Price"); (ii) after February 28, 1999 and prior to August 31, 1999, a conversion price equal to 65% of the Market Price; and (iii) after August 31, 1999, a conversion price equal to 60% of the Market Price. Dividends on the Class A Preference Shares are cumulative and payable quarterly at an annual dividend rate of 9%. The Company, at its option, may redeem the Class A Preference Shares, in whole or in part, at any time and from time to time, at a redemption price of $1,000 per share plus any accrued and unpaid dividends thereon. The Company is not required to redeem the Class A Preference Shares under their terms. Upon liquidation, holders of the Class A Preference Shares will be entitled to repayment of an amount equal to $1,000 per share plus accrued and unpaid dividends, prior to any distributions to holders of Common Stock. The Class A Preference Shares do not have any voting rights. The Company is currently negotiating an agreement with BEA that would provide for a phased redemption of the Class A Preference Shares over a two year period.

In October 1997, the Company completed an agreement with an investor for the private placement of 925,747 shares of Common Stock for an aggregate purchase price of $3.0 million. $1.5 million (approximately $1,352,000 net of offering expenses), ("Tranche A"), was received upon closing while the remaining $1.5 million ("Tranche B") was to be funded upon and was contingent upon completion of the first flight with the Company's software available in all seats of a Singapore Airlines aircraft prior to April 22, 1998. For each five shares of Common Stock purchased and held for a minimum of six months, the investor was to have received one warrant for the purchase of additional shares. Warrants were to be exercisable at a price of $3.8125 per share for 18 months from their issue. As of April 2, 1998 the Company and the investor agreed to amended terms under which 50% of the remaining portion ($750,000) was funded immediately while the other 50% was to be funded under the terms of the original agreement. The subscription price for the Common Stock purchased in Tranche B was revised to $2.62125. Warrants issuable under Tranche A will not be issued. However, for each of the 286,123 Common Share purchased in Tranche B, 0.85 of a warrant to purchase Common Stock will be issued after a six month holding period for the Common Stock purchased in Tranche B. The warrants, if issued, will have an exercise price of $2.62125 and a term of 18 months. The first $750,000 was funded under the amended terms; however, the flight required for funding of the second $750,000 did not take place prior to April 22, 1998, and consequently, the Company does not expect the second $750,000 to be available to it.

As of February 20, 1998, the Company sold 300 shares of Series B Class B Convertible Preferred Stock at $1,000 per share. The Series B Class B Convertible Preferred Stock has the same dividend and conversion features as the Series A Class B Convertible Preferred Stock issued in December, 1997. The investor also received a warrant to purchase 18,515 shares of Common Stock at a price of $3.2038 for 18 months.

NOTE 6 - INCOME TAXES

As a Bermuda exempted company, IEL is not currently subject to income tax filing requirements in Bermuda. The Company operates in the U.S. as a branch of a foreign corporation. As a foreign corporation with a U.S. trade or business, the Company will be subject to tax in the U.S. on the income earned that is effectively connected with that trade or business. Tax carryforwards in taxable jurisdictions have not been determined. Deferred tax assets, if any, would be fully reserved. Other than the tax associated with the U.S. earned interest income, there are no income tax provisions, benefits, liabilities or assets reflected in the accompanying financial statements.

NOTE 7 - RELATED PARTY TRANSACTIONS

Pursuant to the Management Agreement, Harrah's managed Old IEL. The Management Agreement provided for Harrah's to receive a management fee equal to the greater of $10,000 per whole month or a percentage of gross revenues, as defined. The Management Agreement was terminated June 17, 1997, in conjunction with the Amalgamations. Management fees totaled $10,000 for the one month period ending March 31, 1997 and zero for the same period in the current year.

Under the terms of the Management Agreement, the Company transferred cash to Harrah's for payments made on the Company's behalf to support its operations, including accounts payable, payroll and capital expenditures. The net transfers for the three month period ending March 31, 1998 and the one month period ending March 31, 1997 totaled zero and approximately $43,000, respectively.

The Company was charged a fee by Harrah's for administrative services (including legal, accounting, information technology and office occupancy). The Company was charged approximately $50,000 for the one month period ending March 31, 1997. This arrangement ended with termination of the Management Agreement, and there were no similar charges during the 1998 period.

On June 17, 1997, the Company entered into a Continuing Services Agreement with Harrah's under which Harrah's provides certain telecommunications, computer systems support and consulting services to the Company. The Company incurred a cost of approximately $35,000 during the three month period ending March 31, 1998 under this agreement.

During 1996, the Company entered into a sublicense agreement with Harrah's, which provides the Company with rights to use an immediate authorization credit/debit system that Harrah's is developing. The Company reimbursed Harrah's for a portion of the development costs which totaled $10,000 for the one month period ending March 31, 1997 and zero for the three month period ending March 31, 1998.

On June 17, 1997, in conjunction with the Amalgamations, the Company entered into a Software License Agreement with Harrah's (the "License Agreement"). The License Agreement is a fully-paid, perpetual, world-wide license to Harrah's and its affiliates to use the Company's gaming technology in non-competitive uses in traditional casino venues owned, operated or managed by Harrah's affiliates.
The License Agreement includes source codes for all software, but neither party to the License Agreement has any obligations to share or provide any improvements or modifications with the other party.

The Company paid zero and approximately $24,000 during the three month period ending March 31, 1998 and the one month period ending March 31, 1997, respectively, to directors and companies with common directors for management and consulting services and for reimbursement of expenses.

Geller & Co., of which Laurence Geller is Chairman and CEO, performed consulting services for the Company pursuant to a retainer agreement that commenced in February, 1996 and terminated August 14, 1997. Geller & Co. was paid a monthly retainer of $5,000. Pursuant to Geller & Co.'s retainer, a grant of options for 200,000 shares of Common Stock with an exercise price of $3.00 and a term of ten years was also made to Geller & Co. In addition, Geller & Co. received 200,000 shares of Common Stock that would vest upon the closing of a major financing. The Board determined that the Amalgamations which occurred June 17, 1997 constituted a major financing, and, consequently, the 200,000 shares vested during 1997. Mr. Geller has been Chairman of the Board of Directors of the Company since September 30, 1996. The annual compensation of the Chairman of The Board is $100,000 from September, 1997 and is accrued but unpaid until the Company generates sufficient cash flows from operations.

NOTE 8 - AGREEMENT REGARDING REDEMPTION OF PERFORMANCE SHARES

When the Company acquired the rights to the inflight gaming software from Sky Games International, Inc. ("SGII") on November 7, 1991, a portion of the consideration was 3,000,000 shares of Common Stock which, according to then applicable requirements, were placed in escrow, to be released on the basis of one share for each U.S. $1.78 of net cash flow generated from the assets over a ten-year period (the "Performance Shares"). 2,000,000 of the Performance Shares were issued to SGII (87 % of the outstanding stock of which was owned by James
P. Grymyr, formerly a director of the Company, and his wife) and 1,000,000 shares were issued to Anthony Clements, a director of the Company. An additional 525,000 shares, which were issued to Dr. Rex E. Fortescue, formerly a director of the Company, are held in the escrow on the same terms and are also included as Performance Shares. Each of Messrs. Clements and Fortescue, as of April 30, 1997, agreed to allow the Company to redeem and cancel the Performance Shares when and if they are released from escrow for any reason whatsoever (the "Redemption Agreement"). As consideration for such agreement to tender the Performance Shares for cancellation by the Company in the event they are ever released from the escrow, the Company has issued to Messrs. Clements and Fortescue, 333,333 and 175,000 shares of Common Stock, respectively. SGII, as of April 30, 1997, also agreed that it will tender the 2,000,000 Performance Shares which it holds for cancellation by the Company when and if such Performance Shares are released from escrow for any reason whatsoever (the "Redemption and Cancellation Agreement"). As consideration of such agreement, in February, 1997, the Company expensed the outstanding balance of a note made by SGII to the Company in the approximate amount of $550,000 and has issued to SGII 80,590 shares of Common Stock. In the event the Performance Shares are not released prior to six months after the end of the Company's financial year ending in the year 2002, the Performance Shares will automatically be canceled in accordance with the terms of the escrow agreement.

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

The Performance Shares have no rights and, therefore are excluded from per share calculations for all periods presented. Effective April 30, 1997, the Performance Shares were no longer considered outstanding for financial statement purposes.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On December 30, 1994, the Company entered into a Shareholders Agreement with SGI Holding Corporation Limited ("SGIH"), a wholly-owned subsidiary of SGI, and an affiliate of Harrah's

Entertainment, Inc. ("Harrah's"), to form a company then known as Interactive Entertainment Limited ("Old IEL"), the result of which was that Old IEL became owned 80% by SGIH and 20% by an affiliate of Harrah's. Pursuant to the Management Agreement (the "Management Agreement"), Old IEL was managed by an affiliate of Harrah's.

At a Special General Meeting of shareholders held on June 16, 1997, pursuant to a Plan and Agreement of Merger and Amalgamation dated May 13, 1997, (the "Amalgamation Agreement"), Old IEL was merged into SGIH and then into SGI (the "Amalgamations"). Prior to the Amalgamations, Harrah's owned 20% of the capital stock of Old IEL and did not own any capital stock or other securities of SGI and had no representatives on the Board of Directors. As a result of the Amalgamations and the termination of the Management Agreement, the outstanding shares of Old IEL common stock held by Harrah's were converted into 5,879,040 shares of $.01 par value common stock of the Company (the "Common Stock"). Harrah's also received 1,007,875 shares of Common Stock upon conversion of a loan, (the "Harrah's Loan"), made to Old IEL. Harrah's therefore became the largest shareholder of the Company holding approximately 38.6% of the outstanding shares at the time of the Amalgamations.

Pursuant to the Amalgamation Agreement, Harrah's was provided with the right to appoint persons to the Board and to specified committees in a number generally proportionate to their share holdings calculated on a "fully diluted" basis as defined in the Company's bye-laws. Additionally, Harrah's was provided with the right to approve specified significant corporate actions by the Company for as long as the ownership of Common Stock by Harrah's is in excess of 20% (10% in some cases) of the outstanding voting shares computed on a fully diluted basis.

Upon consummation of the Amalgamations, SGI changed its name to Interactive Entertainment Limited. The Company has consolidated operations formerly performed at its Vancouver, British Columbia office into its Memphis, Tennessee headquarters.

The Company has yet to generate any significant operating revenues and has no assurance of future revenues. Its principal activities through March 31, 1998, consisted of developing, testing and marketing the inflight gaming software. As of March 31, 1998, IEL had a contract to provide its gaming software to Singapore Airlines ("SIA"), which has various termination provisions. The contract provides for a six-month minimum trial period for the parties to assess the operation of the inflight gaming system and public acceptance of the inflight gaming business. The Company and SIA are not yet in the six-month trial period which begins following acceptance by SIA of the Company's software for operation on one of SIA's aircraft. During this trial period, the airline has no affirmative obligation to install the system on any or all of its aircraft; although, if 12 aircraft are not installed with the system within 18 months from the date inflight gaming begins, IEL may terminate the contract. The contract with Singapore Airlines is the Company's only contract to provide its gaming software to an airline. The Company is pursuing additional contracts. However, gaming is prohibited on the aircraft of U.S. commercial air carriers and on all flights to and from the United States. Other countries may introduce similar prohibitions, which could limit the prospects for additional contracts and result in termination of the contract with Singapore Airlines or any future contracts with other airlines.

Although SIA currently has the Matsushita Avionics Systems Corporation ("MASC") 2000E interactive inflight entertainment ("IFE") system installed on 55 of its wide-body aircraft, only now are the true interactive features of the system being implemented. Inflight gaming is expected to provide the first significant comprehensive interactive use of the IFE system. Inflight gaming is also expected to be the first use of the IFE system, other than telephones, which generates financial transactions. Therefore, both SIA and IEL have insisted on rigorous testing prior to offering IEL's product to SIA's passengers. In October 1997, the Company completed an initial phase of laboratory testing of its inflight gaming system in conjunction with SIA and MASC and received laboratory certification from Singapore Airlines. Testing of the system then progressed to a series of test procedures on various aircraft on the ground. Among other items, this series of tests revealed inconsistencies in third party provided software (with which the Company's software must be integrated) from aircraft to aircraft and, in some cases, from one server to another server on the same aircraft. Once these issues were resolved, testing moved to an airborne environment. One airborne test was completed in March 1998. The Company is currently addressing issues that surfaced during this test. The Company's inflight gaming system is comprised of three primary sets of software programs. One set of programs operates the games, one set controls the operation and communications between servers on the aircraft, and one set performs cabin management functions. Recent issues have been with the programs controlling cabin management functions which were written and customized to SIA specifications. Each test series is typically composed of a sequence of laboratory procedures and tests on a grounded aircraft followed by airborne tests. The laboratory tests in the latest series were successfully completed on April 22, 1998. Management expects that testing will be completed and the inflight gaming product will be launched during the second quarter of 1998.

The Company is currently in discussions with several additional airlines and is negotiating terms of an agreement with one of these airlines.

On April 4, 1998, the Company initiated a trial of its interactive gaming application in 85 cabins of the cruise ship Sun Princess, operated by Princess Cruises. In addition to providing the gaming application, the Company designed, developed and installed an order management system that functions between the set-top box in each of the trial cabins and the ship's guest billing system. This system allows passengers to order certain merchandise and services, including gaming, from the television sets in their cabins, provides order tracking and manages in-cabin movies, while providing an interface to the ship's guest billing system to allow charges to be posted directly to their folios. This trial is being performed in conjunction with Transdigital Communications Corporation. There is no assurance that the trial will be successful, and if it is successful, that it will be extended to other cabins or to other cruise ships operated by Princess or result in any definitive agreement with either Transdigital or Princess. Initial results of the trial indicate that passengers view the system favorably; however, management believes that insufficient data has been gathered to predict future utilization.

On January 13, 1998, the Company completed the acquisition of all the outstanding stock of Inflight Interactive Limited ("IIL") in exchange for 500,000 shares of the Company's Common Stock. IIL is a U. K. developer and provider of amusement games to the airline industry marketed under the name Sky Play(TM). IIL's games are currently operating on 54 aircraft of six airlines, including Cathay Pacific, Egypt Air, Lauda Air, Malaysia Airlines, Saudi Arabian Airlines and Virgin Atlantic. Development efforts are underway with additional airlines.

The Company does not believe that it has exposure to the "Year 2000 Problem." Software developed by the Company is compliant with dates in the year 2000. The Company uses commercial software produced by a variety of vendors and believes that all of its major systems are compliant.

Results of Operations
---------------------

Three Months Ended March 31, 1998 and One Month Ended March 31, 1997

During 1997, the Board of Directors changed the Company's fiscal year from the last day of February to the last day of December. As a result of the change, the first quarter of the fiscal year ending December 31, 1997 was a short quarter consisting only of the month of March 1997. Therefore the following discussion compares a one month period in 1997 with a three month period in 1998. Amounts are rounded to the nearest $1,000.

Revenue from operations for the 1998 quarter was $54,000. Revenue consisted solely of fees generated from the Sky Play(TM) amusement games acquired with the purchase of IIL. Since the IIL acquisition was completed in January 1998, there was no comparable revenue in the 1997 period.

General and administrative expense increased by $674,000. This includes an increase in payroll and related costs of $337,000 due to a increased staffing during 1998 and a three month period versus a one month period. Travel costs increased by $117,000 due to increased travel associated with testing of the Company's software product and a three month period versus a one month period. Other items included in general and administrative expense generally increased due to the three month versus one month comparison.

Depreciation and amortization expenses increased by $1,496,000. Amortization of goodwill associated with the Amalgamations and the purchase of IIL was approximately $1,335,000 and $111,000, respectively, during the 1998 quarter. Since the Amalgamations took place in June, 1997 and the IIL purchase was in January 1998, there were no comparable expenses in the 1997 period. Depreciation expense increased by $50,000 due to increases in furniture, fixtures and equipment that occurred in late 1997.

Interest expense, including amortization of finance fees on Company debt, increased by $153,000. The 1998 expense is composed of interest on convertible debentures and amortization of finance fees related to the debentures. There were no convertible debentures outstanding during the 1997 period.

Liquidity and Capital Resources
-------------------------------

At March 31, 1998 the Company had a working capital deficit of $117,000. The Company's primary source of funding has been through sales of its equity and securities convertible into equity.

Effective February 20, 1998, the Company sold 300 shares of Series B Class B Convertible Preferred Stock at $1,000 per share. The Series B Class B Convertible Preferred Stock has the same dividend and conversion features as the Series A Class B Convertible Preferred Stock issued in December 1997. The investor also received a warrant to purchase 18,515 shares of Common Stock at a price of $3.2038 for 18 months. (See Part II, Item 2, Changes in Securities.)

In October 1997, the Company completed an agreement with an investor for the private placement of 925,747 shares of Common Stock for an aggregate purchase price of $3.0 million. $1.5 million (approximately $1,352,000 net of offering expenses), ("Tranche A") was received upon closing while the remaining $1.5 million ("Tranche B") was to be funded upon and was contingent upon completion of the first flight with the Company's software available in all seats of a Singapore Airlines aircraft prior to April 22, 1998. For each five shares of Common Stock purchased and held for a minimum of six months, the investor was to have received one warrant for the purchase of additional shares. Warrants were to be exercisable at a price of $3.8125 per share for 18 months from their issue. As of April 2, 1998, the Company and the investor agreed to amended terms under which 50% of the remaining portion ($750,000) was funded immediately while the other 50% was to be funded under the terms of the original agreement. The subscription price for the Common Stock purchased in Tranche B was revised to $2.62125. Warrants issuable under Tranche A will not be issued. However, for each of the 286,123 Common Share purchased in Tranche B, 0.85 of a warrant to purchase Common Stock will be issued after a six month holding period of the Common Stock purchased in Tranche B. The warrants, if issued, will have an exercise price of $2.62125 and a term of 18 months. The first $750,000 was funded under the amended terms; however, the flight required for funding of the second $750,000 did not take place prior to April 22, 1998, and consequently, the Company does not expect the second $750,000 to be available to it.

During the second quarter of 1997, the Company established a target of raising a total of $8.0 million in equity to provide funding for the Company's operating needs until such time as management believes that the Company will be receiving a positive cash flow from operations. Through March 1998 a total of $6.5 million had been either raised or committed to the Company. The Company is currently negotiating commitments for additional capital to complete its equity target and believes that these efforts will be successful during the second quarter of 1998.

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

Forward-Looking Information
---------------------------

This Form 10-Q contains forward-looking statements that include among others, statements concerning the Company's plans to implement its software products, commence generating revenue from certain of its products, expectations as to funding its capital requirements, the impact of competition, future plans and strategies, statements which include the words "believe," "expect," and "anticipate" and other statements of expectations, beliefs, anticipated developments and other matters that are not historical facts. These statements reflect the Company's views with respect to such matters. Management cautions the reader that these forward-looking statements are subject to risks and uncertainties that could cause actual events or results to materially differ from those expressed or implied by the statements.

                          PART II.  OTHER INFORMATION

Item 2 - Changes in Securities

Effective February 20, 1998, the Company issued 300 shares of Series B Convertible Preference Shares of the Company's Class B Preferred Stock to Palisades Holding, Inc., a California corporation, for a total consideration of $300,000 ($276,000 net of expenses). The Series B Class B Preference Shares are convertible after three months into a number of shares of Common Stock, determined by dividing the stated value of $1,000 per share by the lesser of:
$3.2038 (the "Fixed Conversion Price") and a price (the "Floating Conversion Price") calculated by (i) determining the average of the three lowest closing bid prices for the Common Stock during the thirty trading days occurring immediately prior to, but not including, the conversion date, and (ii) multiplying such average by a defined conversion percentage (the "Conversion Percentage"). The Conversion Percentage decreases from 100% to 85% as the holding period increases. Dividends are cumulative and may be paid, at the option of the Company and with prior notice, in additional shares of Common Stock at an annual dividend rate of 8%. A warrant for the purchase of 18,515 shares of Common Stock was issued in connection with the issuance of the Series B Class B Convertible Preference Shares. The warrant, which has an exercise price of $3.2038, is exercisable beginning August 20, 1998 and expires on February 20, 2000. The Series B Class B Preference Shares do not have any voting rights.

There was no broker or underwriter for the placement of the Series B Class B Preference Shares and the warrant. The Series B Class B Preference Shares and warrant were placed in reliance on the exemption from registration under the Securities Act provided by Regulation D promulgated under the Securities Act.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

EXHIBIT   DESCRIPTION
-------   -----------
2.        Plan and Agreement of Merger and Amalgamation, dated as of May 13,
          1997, among the Company, SGI Holding Corporation Limited, IEL and
          Harrah's Interactive Investment Company. (1)
3.i(a)    Articles of Incorporation (Yukon Territory). (2)
3.i(b)    Certificate of Continuance (Bermuda). (3)
3.ii      Bye-Laws as amended. (21)
4.1       Escrow Agreement dated May 27, 1992, as amended, among Montreal Trust
          Company of Canada, the Company and certain shareholders. (4)
4.2       Redemption Agreement, dated as of February 25, 1997, between the
          Company and Anthony Clements and Rex Fortescue. (5)
4.3       Redemption and Cancellation Agreement, dated as of April 30, 1997, between the Company and Sky Games International, Inc. (6)
4.4       Shareholder Rights Agreement, dated June 17, 1997, between the Company and Harrah's Interactive Investment Company. (7)
4.5       Registration and Preemptive Rights Agreement, dated June 17, 1997, between the Company and Harrah's Interactive Investment Company. (8)
4.6       Registration Rights Agreement, dated June 17, 1997, between the
          Company and B/E Aerospace, Inc. (9)
4.7       Subscription Agreement, dated as of October 22, 1997, between the
          Company and Henderson International Investments Limited. (10)
4.8       Subscription Agreement, dated as of October 22, 1997, between the
          Company and Michael A. Irwin. (11)
4.9       First Amendment to Registration and Preemptive Rights Agreement dated
          March 18, 1998 between the Company and Harrah's Interactive Investment
          Company. (12)
4.10      First Amendment to Subscription Agreement between the Company and
          Henderson International Investments Limited dated as of April 2, 1998.
          (13)
10.5*     Services Agreement, dated as of November 7, 1995, between IEL and
          Singapore Airlines Limited. (14)
10.6*     Software License and Software Services Agreement, dated as of November
          7, 1995, between IEL and Singapore Airlines Limited. (15)
10.7      Sublease Agreement dated as of June 5, 1997, between IEL and Harrah's
          Operating Company, Inc. (16)
10.8      Consulting Agreement, dated as of April 30, 1997, between the Company and James P. Grymyr. (17)
10.9*     Software License Agreement, dated June 17, 1997, between the Company and Harrah's Interactive Investment Company. (18)
10.10     Continuing Services Agreement, dated June 17, 1997, between the
          Company and Harrah's Interactive Entertainment Company. (19)
10.11     Termination Agreement and Release, dated as of June 17, 1997, among the Company, SGI Holding Corporation Limited, IEL, Harrah's
          Interactive Investment Company, and Harrah's Interactive Entertainment
          Company. (20)
27**      Financial Data Schedule

Footnotes

(1) Incorporated by reference to the same numbered exhibit to the Registrant's Form 8-K as filed with the Securities and Exchange Commission on June 27, 1997.
(2) Incorporated by reference to Exhibit 1.1 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the Securities and Exchange Commission on October 12, 1993.

(3) Incorporated by reference to Exhibit 1.2 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the Securities and Exchange Commission on September 16, 1996.
(4) Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the Securities and Exchange Commission on October 12, 1993.
(5) Incorporated by reference to Exhibit 3.12 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the Securities and Exchange Commission on September 12, 1997.
(6) Incorporated by reference to Exhibit 3.13 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the Securities and Exchange Commission on September 12, 1997.
(7) Incorporated by reference to Exhibit 3.15 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the Securities and Exchange Commission on September 12, 1997.
(8) Incorporated by reference to the Exhibit 4(a) to the Registrant's Form 8-K as filed with the Securities and Exchange Commission on June 27, 1997.
(9) Incorporated by reference to the Exhibit 4(b) to the Registrant's Form 8-K as filed with the Securities and Exchange Commission on June 27, 1997.
(10) Incorporated by reference to Exhibit 3.22 to the Registrant's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 19, 1997.
(11) Incorporated by reference to Exhibit 3.23 to the Registrant's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 19, 1997.
(12) Incorporated by reference to Exhibit 99.22 to the Registrant's Amended Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on May 7, 1998
(13) Incorporated by reference to Exhibit 99.23 to the Registrant's Amended Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on May 7, 1998
(14) Incorporated by reference to Exhibit 3.9 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the Securities and Exchange Commission on September 16, 1996.
(15) Incorporated by reference to Exhibit 3.10 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the Securities and Exchange Commission on September 16, 1996.
(16) Incorporated by reference to Exhibit 3.11 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the Securities and Exchange Commission on September 12, 1997.
(17) Incorporated by reference to Exhibit 3.14 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the Securities and Exchange Commission on September 12, 1997.
(18) Incorporated by reference to Exhibit 3.16 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the Securities and Exchange Commission on September 12, 1997.
(19) Incorporated by reference to Exhibit 3.17 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the Securities and Exchange Commission on September 12, 1997.
(20) Incorporated by reference to Exhibit 3.21 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the Securities and Exchange Commission on September 12, 1997.
(21) Incorporated by reference to the same numbered exhibit to the Registrant's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 1998.

*Confidential treatment has been requested.
**Submitted herewith.

(b)  REPORTS FILED ON FORM 8-K

     None

                                   Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    INTERACTIVE ENTERTAINMENT LIMITED


May 12, 1998                        BY:  /s/ David B. Lamm
                                         ---------------------------------------
                                         Chief Financial Officer


May 12, 1998                        BY:  /s/ Michael A. Irwin
                                         ---------------------------------------
                                         Director of Finance and Administration
                                         (Chief Accounting Officer)