Form 10-Q/A
period 1997-06-30
INTERACTIVE ENTERTAINMENT LTD
filed 1998-07-08
CIK 882537

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                               FORM 10-Q/A No. 2

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

Item 1.  Consolidated Financial Statements

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                ASSETS
                                ------                           June 30,                February 28,
                                                                   1997                      1997
                                                               ------------              ------------
CURRENT ASSETS
    Cash and cash equivalents                                  $    317,420              $    626,074
    Accounts receivable                                              75,171                   119,768
    Prepaid expenses                                                201,190                    61,975
                                                               ------------              ------------
            Total current assets                                    593,781                   807,817
                                                               ------------              ------------
PROPERTY AND EQUIPMENT, at cost
    Land                                                            800,000                   800,000
    Furniture, fixtures and equipment                               674,327                   643,492
                                                               ------------              ------------
                                                                  1,474,327                 1,443,492
    Less: accumulated depreciation                                 (323,723)                 (294,189)
                                                               ------------              ------------
      Property and equipment, net                                 1,150,604                 1,149,303

SOFTWARE UNDER DEVELOPMENT                                        2,251,105                 1,357,869

SINGAPORE AIRLINES AGREEMENT                                      1,855,800                         -

OTHER ASSETS                                                        427,440                   209,587

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED                25,204,156                         -
                                                               ------------              ------------
            Total assets                                       $ 31,482,886              $  3,524,576
                                                               ============              ============
            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------

CURRENT LIABILITIES
    Accounts payable and accrued expenses                      $    931,126              $    979,948
                                                               ------------              ------------
            Total current liabilities                               931,126                   979,948

CONVERTIBLE DEBENTURES                                              654,834                 2,600,000

MINORITY INTEREST                                                         -                   277,249

SHAREHOLDERS' EQUITY
    Common shares, authorized - 50,000,000 shares;
      outstanding - 18,086,725 par value US$.01
      and 9,789,020 par value C$.01                                 180,867                   106,752
    Class A preferred shares, $.01 par value, authorized -
      3,000 shares; outstanding - 2,737 shares                           27
    Additional paid-in-capital                                   56,315,356                16,027,379
    Accumulated deficit                                         (26,599,324)              (16,466,752)
                                                               ------------              ------------
                                                                 29,896,926                  (332,621)
                                                               ------------              ------------
            Total liabilities and shareholders' equity         $ 31,482,886              $  3,524,576
                                                               ============              ============

The accompanying notes are an integral part of these consolidated balance sheets.

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                          Three Months Ended            Four Months Ended
                                      --------------------------     ------------------------
                                       June 30,        June 30,        June 30,      June 30,
                                         1997            1996            1997          1996
                                      -----------     ----------     -----------    ---------
OPERATING EXPENSES
    General and administrative        $ 1,020,025     $  203,037     $ 1,094,864    $ 279,779
    Consulting and contract labor       2,694,740        153,069       2,754,168      217,034
    Marketing                              88,585        101,891         104,992      126,118
    Management fees                        55,667         48,000          73,167       63,250
    Legal                                 299,722         43,084         345,118       60,427
    Interest expense                    3,688,904         74,786       3,689,015       99,764
    Depreciation and amortization         329,099         20,975         336,614       25,086
    Interest income                        (5,820)       (15,945)         (7,868)     (22,289)
                                      -----------     ----------     -----------    ---------

LOSS BEFORE MINORITY INTEREST
    AND EXTRAORDINARY ITEMS             8,170,922        628,897       8,390,070      849,169
    Minority Interest                    (163,842)       (77,355)       (163,842)    (106,057)
                                      -----------     ----------     -----------    ---------
LOSS BEFORE EXTRAORDINARY ITEM          8,007,080        551,542       8,226,228      743,112
EXTRAORDINARY ITEM                      1,824,222              -       1,824,222            -
                                      -----------     ----------     -----------    ---------
NET LOSS                              $ 9,831,302     $  551,542     $10,050,450    $ 743,112
                                      ===========     ==========     ===========    =========
LOSS PER SHARE
    Before extraordinary item         $      0.73     $     0.06     $      0.77    $    0.09
    Extraordinary item                       0.16              -            0.17            -
                                      ===========     ==========     ===========    =========
NET LOSS                              $      0.89     $     0.06     $      0.94    $    0.09
AVERAGE COMMON SHARES
    OUTSTANDING                        11,061,656      8,701,573      10,743,497    8,651,538
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

The Merger has been accounted for under the purchase method. The shares issued to Harrah's were valued at $26,255,793 based on the average quoted market price of the Company's Common Stock when the Merger was announced, or $4.466 per share. The total value of the shares issued was allocated among the assets acquired, including the Company's agreement with Singapore Airlines and the Company's software under development. This transaction represents a non-cash transaction for purposes of the Consolidated Statements of Cash Flows.

Prior to the Merger, Harrah's had agreed, pursuant to a funding agreement, to loan up to $1,000,000 (the "Harrah's Loan") to Old IEL. Upon closing of the Merger, the outstanding principal and accrued interest of the Harrah's Loan converted automatically into 1,007,875 shares of Common Stock at $1.00 per share. Since the Harrah's Loan was convertible into Common Stock at less than the current market, a beneficial conversion feature was included in the Harrah's Loan. This beneficial conversion feature was valued at $3,466,000 and has been included in interest expense for the four months ended June 30, 1997. In addition, pursuant to the funding agreement, for 90 days following June 17, 1997, the Company had the right, under certain circumstances, to request Harrah's to purchase up to 650,000 shares of Common Stock at a price of $1.00 per share to provide working capital for the Company. However, the Company has notified Harrah's that it will not exercise its rights with respect to the 650,000 shares.

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

Excess of Purchase Price over Net Assets Acquired
-------------------------------------------------

The excess of purchase price over net assets acquired, which arose from the acquisition of the minority interest of Old IEL discussed in Note 1, will be amortized on a straight-line basis over three years, which management estimates is the related benefit period. Management regularly evaluates whether or not the future undiscounted cash flows of the Company are sufficient to recover the carrying amount of this asset. Additionally, management continually monitors such factors as the status of new or proposed legislation, the competitive environment and advances in the computer software and hardware industries. If the estimated future undiscounted cash flows are not sufficient to recover the carrying amount of this asset and, accordingly, an impairment has occurred, management intends to write down the carrying amount to its estimated fair value based on discounted cash flows. The amount of amortization expense recorded for the period from the date of the acquisition (June 17, 1997) through June 30, 1997, totaled $307,080.

Singapore Airlines Agreement
----------------------------

In conjunction with the acquisition of the minority interest of Old IEL, the Company allocated approximately $1,856,000 of the purchase price to the value of the agreement with Singapore Airlines. This amount will be amortized on a straight-line basis over the term of the agreement. The agreement is for an initial three year term which begins upon the earlier of (a) nine months from the date of the first successful commercial installation of the software or (b) upon installation of the software in eight aircraft. Therefore, the financial statements do not include an expense for amortization of the amount allocated to the value of the agreement.

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

Pro Forma Information

The table below shows pro forma information as if the purchase of the minority interest had occurred at the beginning of each period:


                            Four Months Ended  Four Months Ended
                              June 30, 1997      June 30, 1996
                            -----------------  -----------------

Pro Forma Loss Before
     Extraordinary Item           $10,918,000         $3,684,000

Pro Forma Net Loss                $12,742,000         $3,684,000

Pro Forma Loss Per Share          $      0.78         $     0.24


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

As part of the Merger, Harrah's entered into the "Registration and Preemptive Rights Agreement" under which, among other things, Harrah's has the right to receive additional shares of Common Stock at $.01 per share in order to maintain their ownership percentage in the Company in the event that the Class A Preference Shares held by BEA are converted into Common Stock. Had BEA elected to convert the Preference Shares into Common Stock as of the June 17, 1997 Merger date, Harrah's would have received an additional 573,483 shares. The actual number of shares that would be issued to Harrah's in the event of conversion by BEA depends on a number of factors including, among others, the number of shares issued to BEA upon conversion, the number of "fully diluted" shares of Common Stock outstanding at the time of any such conversion and Harrah's ownership of Common Stock at the time of any such conversion. The value of any such shares of Common Stock issued to Harrah's will be accounted for as an adjustment to the purchase price incurred in the Merger when and if such shares are issued.

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

On June 17, 1997, in conjunction with the Merger, the Company entered into a Software License Agreement with Harrah's (the "License Agreement"). The License Agreement is a non-exclusive, fully-paid, perpetual, world-wide license to Harrah's and its affiliates to use the Company's gaming technology in non-competitive uses in traditional casino venues owned, operated or managed by Harrah's affiliates. The License Agreement includes source codes for all software, but neither party to the License Agreement has any obligations to share or provide any improvements or modifications with the other party. There was no additional consideration paid by Harrah's for the License Agreement.

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

9.  AGREEMENT REGARDING REDEMPTION OF PERFORMANCE SHARES

When the Company acquired the rights to the in-flight gaming software from Sky Games International, Inc. ("SGII") on November 7, 1991, a portion of the consideration was 3,000,000 shares of Common Stock which, according to then applicable requirements, were placed in escrow, to be released on the basis of one share for each U.S. $1.78 of net cash flow generated from the assets over a ten-year period (the "Performance Shares"). The Performance Shares were issued at a deemed price of

$.1155 per share with 2,000,000 shares issued to SGII (87% of the outstanding stock of which is owned by James P. Grymyr, a director of the Company, and his wife) and 1,000,000 shares were issued to Anthony Clements, a director of the Company. An additional 525,000 shares, which were issued to Dr. Rex E. Fortescue, formerly a director of the Company, are held in the escrow on the same terms and are also included as Performance Shares. Each of Messrs. Clements and Fortescue, as of April 30, 1997, have agreed to allow the Company to redeem and cancel the Performance Shares when and if they are released from escrow for any reason whatsoever (the "Redemption Agreement"). As consideration for such agreement to tender the Performance Shares for cancellation by the Company in the event they are ever released from the escrow, the Company has issued to Messrs. Clements and Fortescue, 333,333 and 175,000 shares of Common Stock, respectively. SGII, as of April 30, 1997, has also agreed that it will tender the 2,000,000 Performance Shares which it holds for cancellation by the Company when and if such Performance Shares are released from escrow for any reason whatsoever. As consideration of such agreement, in February, 1997, the Company expensed the outstanding balance of a note made by SGII to the Company in the approximate amount of $550,000 and has issued to SGII 80,590 shares of Common Stock (the "Redemption and Cancellation Agreement"). In the event the Performance Shares are not released prior to six months after the end of the Company's financial year ending in the year 2002, the Performance Shares will automatically be canceled in accordance with the terms of the escrow agreement. The value of the 588,923 shares of Common Stock issued as consideration for the agreement was determined to be $1,840,000. This amount is included as additional purchase price for the acquisition of Harrah's 20% ownership interest in Old IEL.

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

Results of Operations

Three Months Ended June 30, 1997 and June 30, 1996

Total expenses for the quarter ended June 30, 1997 were approximately $9.8 million and $.6 million during the same period of 1996. This increase in expenses relates to increased staffing levels and to the Merger.

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

Interest expense increased by approximately $3.6 million of which $3.5 million is attributable to the bargain conversion feature of the Harrah's loan and $65,000 is attributable to amortization of the deferred finance charges related to the convertible debentures.

Depreciation and amortization for the 1997 period includes $307,000 in amortization expense related to the excess of the purchase price over assets acquired when the Company purchased the minority interest in Old IEL from Harrah's.

An extraordinary expense of $1,824,000 was recorded in the period for early extinguishment of the note due to BEA when it was exchanged for the Class A Preference Shares. There was no extraordinary expense in the 1996 period.

Four Months Ended June 30, 1997 and June 30, 1996

Total expenses for the four months ended June 30, 1997 were approximately $10.1 million as compared to $.7 million in the 1996 period. Except for the items noted above, expenses for both periods were comparable.

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


                                     INTERACTIVE ENTERTAINMENT LIMITED


July 8, 1998                         BY: /s/ David B. Lamm
                                         --------------------------
                                         Chief Financial Officer



July 8, 1998                         BY: /s/ Michael A. Irwin
                                         --------------------------
                                         Director of Finance and Administration
                                         (Chief Accounting Officer)

                       INTERACTIVE ENTERTAINMENT LIMITED

Exhibit 27

Period - type.................................................            4-MOS
Fiscal year end...............................................      DEC-31-1997
Period starting date..........................................      MAR-01-1997
Period ending date............................................      JUN-30-1997
Cash and cash items...........................................          317,420
Marketable securities.........................................                0
Notes and accounts receivable-trade...........................           75,171
Allowances for doubtful accounts..............................                0
Inventory.....................................................                0
Total current assets..........................................          593,781
Property, plant and equipment.................................        1,474,327
Accumulated depreciation......................................          323,723
Total assets..................................................       19,614,919
Total current liabilities.....................................          931,126
Bonds, mortgages and similar debt.............................          654,834
Preferred stock-mandatory redemption..........................                0
Preferred stock-no mandatory redemption.......................               27
Common stock..................................................          180,867
Other stockholders' equity....................................       58,875,996
Total liabilities and stockholders' equity....................       18,028,959
Net sales.....................................................                0
Total revenues................................................            7,868
Cost of tangible products.....................................                0
Total costs and expenses applicable to sales and revenues.....                0
Other costs and expenses......................................       22,826,545
Provision for doubtful accounts and notes.....................                0
Interest and amortization of debt discount....................          223,015
Income before taxes and other items...........................      (22,654,835)
Income tax expense............................................                0
Income/loss from continuing operations........................      (22,654,835)
Discontinued operations.......................................                0
Extraordinary items...........................................       (1,824,222)
Cumulative effect-changes in accounting principles............                0
Net income or loss............................................      (24,479,057)
Earnings per share-primary....................................            (2.28)
Earnings per share-fully diluted..............................                0

Amounts inapplicable or not disclosed as a separate line item on the Balance Sheet or Statement of Operations are reported as 0 herein.