Form 10-Q/A
period 1997-09-30
INTERACTIVE ENTERTAINMENT LTD
filed 1998-07-08
CIK 882537

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

Item 1. Consolidated Financial Statements

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                ASSETS
                ------
                                          September 30, 1997   February 28, 1997
                                          ------------------   -----------------
CURRENT ASSETS
  Cash and cash equivalents                  $    141,305        $    626,074
  Accounts receivable                              50,387             119,768
  Prepaid expenses                                188,089              61,975
                                             ------------        ------------
      Total current assets                        379,781             807,817
                                             ------------        ------------
PROPERTY AND EQUIPMENT, at cost
  Land                                            434,000             800,000
  Furniture, fixtures and equipment               495,826             643,492
                                             ------------        ------------
                                                  929,826           1,443,492
  Less: accumulated depreciation                 (132,454)           (294,189)
                                             ------------        ------------
    Property and equipment, net                   797,372           1,149,303

SOFTWARE UNDER DEVELOPMENT                      2,612,812           1,357,869

SINGAPORE AIRLINES AGREEMENT                    1,855,800                  --

OTHER ASSETS                                      530,723             209,587

EXCESS OF PURCHASE PRICE OVER NET
 ASSETS ACQUIRED                               23,078,220                  --
                                             ------------        ------------
      Total assets                           $ 29,254,708        $  3,524,576
                                             ============        ============

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses      $  1,054,274        $    979,948
                                             ------------        ------------
      Total current liabilities                 1,054,274             979,948

CONVERTIBLE DEBENTURES                          1,000,000           2,600,000

MINORITY INTEREST                                      --             277,249

SHAREHOLDERS' EQUITY
  Common shares, authorized- 50,000,000
   shares; outstanding - 18,443,050 par
   value US$.01 and 13,314,020 par
   value C$.01                                    184,431             106,752
  Class A preferred shares, $0.01 par
   value, authorized - 3,000 shares,
   outstanding - 2,737 shares                          27                  --
  Additional paid-in-capital                   57,793,790          16,027,379
  Accumulated deficit                         (30,777,814)        (16,466,752)
                                             ------------        ------------
                                               27,200,434            (332,621)
                                             ------------        ------------
      Total liabilities and
       shareholders' equity                  $ 29,254,708        $  3,524,576
                                             ============        ============

             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                       Interactive Entertainment Limited
                     Consolidated Statements of Operations
                                  (Unaudited)

                                          Three Months  Ended                              Seven Months Ended
                                             September 30                                     September 30
                              -------------------------------------------      ------------------------------------------
                                     1997                    1996                     1997                    1996
                              -------------------    --------------------      -------------------    -------------------
OPERATING EXPENSES
    General & Administrative          $   955,742              $  236,865              $ 2,050,606             $  516,644
    Consulting & Contract
      Labor                               158,632                 173,157                2,912,800                390,191
    Marketing                             112,849                 119,755                  217,841                245,873
    Management Fees                        41,184                  52,500                  114,351                115,750
    Legal                                 185,581                  13,932                  530,699                 74,359
    Interest Expense                      410,828                  76,169                4,099,843                175,933
    Depreciation and
      Amortization                      2,152,692                  16,719                2,489,306                 41,805
    Amalgamation Expenses                 100,000                       -                  100,000                      -
    Interest Income                        (1,321)                (19,192)                  (9,189)               (41,481)
                                      -----------              ----------              -----------             ----------
 LOSS BEFORE MINORITY
    INTEREST AND
    EXTRAORDINARY ITEMS                 4,116,187                 669,905               12,506,257              1,519,074
    Minority Interest                           -                 (76,869)                (163,842)              (182,925)
                                      -----------              ----------              -----------             ----------
LOSS BEFORE EXTRAORDINARY
    ITEM                                4,116,187                 593,036               12,342,415              1,336,149

EXTRAORDINARY ITEM                              -                       -                1,824,222                      -
                                      -----------              ----------              -----------             ----------
NET LOSS                              $ 4,116,187              $  593,036              $14,166,637             $1,336,149


LOSS PER SHARE:
    Before extraordinary item         $      0.23              $     0.06              $      0.89             $     0.15
    Extraordinary item                          -                       -                     0.13                      -
                                      -----------              ----------              -----------             ----------
    Net loss                          $      0.23              $     0.06              $      1.02             $     0.15


AVERAGE COMMON SHARES
    OUTSTANDING                        18,403,497               9,181,385               14,026,354              8,878,615



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

Prior to the Merger, Harrah's had agreed, pursuant to a funding agreement, to loan up to $1,000,000 (the "Harrah's Loan") to Old IEL. Upon closing of the Merger, the outstanding principal and accrued interest of the Harrah's Loan converted automatically into 1,007,875 shares of Common Stock at $1.00 per share. Since the Harrah's Loan was convertible into Common Stock at less than the current market, a beneficial conversion feature was included in the Harrah's Loan. This beneficial conversion feature was valued at $3,466,000 and has been included in interest expense for the seven months ended September 30, 1997.
In addition, pursuant to the funding agreement, for 90 days following June 17, 1997, the Company had the right, under certain circumstances, to require Harrah's to purchase up to 650,000 shares of Common Stock at a price of $1.00 per share to provide working capital for the Company. However, the Company did not exercise its rights with respect to the 650,000 shares.

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

Excess of Purchase Price over Net Assets Acquired

The excess of purchase price over net assets acquired, which arose from the acquisition of the minority interest of Old IEL discussed in Note 1, is being amortized on a straight-line basis over three years, which management estimates is the related benefit period. Management regularly evaluates whether or not the future undiscounted cash flows of the Company are sufficient to recover the carrying amount of this asset. Additionally, management continually monitors such factors as the status of new or proposed legislation, the competitive environment and advances in the computer software and hardware industries. If the estimated future undiscounted cash flows are not sufficient to recover the carrying amount of this asset and, accordingly, an impairment has occurred, management intends to write down the carrying amount to its estimated fair value based on discounted cash flows. The amount of amortization expense recorded for the period from the date of the acquisition (June 17, 1997) through September 30, 1997, totaled approximately $2,433,000.

Singapore Airlines Agreement

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

Through its wholly-owned subsidiary, Creator Island Equities, Inc., the Company owns approximately 70 acres of land with a net book value of $800,000 as of February 28, 1997. The subsidiary also owns other assets including irrigation equipment, greenhouses, office equipment, nursery equipment, construction equipment, vehicles, and shop equipment associated with this real estate. These other assets have a net book value of approximately $83,000. The Company received an offer of approximately $444,000 to purchase the real estate and the other assets which were held for sale. Based on the opinion of real estate consultants that the offering price was fair and indicative of similar property, and assuming selling costs of $10,000, the Company recorded an asset valuation adjustment of approximately $449,000 in September. The current fair market value of the property and equipment was determined based on then current negotiations with a willing outside party for the sale of the property and equipment. The land and other assets were sold in November for approximately $444,000. Any difference between the adjusted carrying value and the final selling price will be reflected as a gain/loss on disposition of assets during the period of the sale. A prior asset adjustment in the amount of approximately $442,000 was recorded on the same property during the year ended February 28, 1997 based on an opinion of real estate professionals of the expected sales price of the property in a then current transaction between willing parties.

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

Pro Forma Information

The table below shows pro forma information as if the purchase of the minority interest had occurred at the beginning of each period:

                                 Seven Months Ended  Seven Months Ended
                                 September 30, 1997  September 30, 1996
                                 ------------------  ------------------

     Pro Forma Loss Before
            Extraordinary Item          $15,034,000          $6,480,000

     Pro Forma Net Loss                 $16,858,000          $6,480,000

     Pro Forma Loss Per Share           $      0.98          $     0.42

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

9.   AGREEMENT REGARDING REDEMPTION OF PERFORMANCE SHARES

When the Company acquired the rights to the inflight gaming software from Sky Games International, Inc. ("SGII") on November 7, 1991, a portion of the consideration was 3,000,000 shares of Common Stock which, according to then applicable requirements, were placed in escrow, to be released on the basis of one share for each U.S. $1.78 of net cash flow generated from the assets over a ten-year period (the "Performance Shares"). The Performance Shares were issued at a deemed price of $.1155 per share with 2,000,000 shares issued to SGII (87 % of the outstanding stock of which is owned by James P. Grymyr, formerly a director of the Company, and his wife) and 1,000,000 shares were issued to Anthony Clements, a director of the Company. An additional 525,000 shares, which were issued to Dr. Rex E. Fortescue, formerly a director of the Company, are held in the escrow on the same terms and are also included as Performance Shares. Each of Messrs. Clements and Fortescue, as of April 30, 1997, have agreed to allow the Company to redeem and cancel the Performance Shares when and if they are released from escrow for any reason whatsoever (the "Redemption Agreement"). As consideration for such agreement to tender the Performance Shares for cancellation by the Company in the event they are ever released from the escrow, the Company has issued to Messrs. Clements and Fortescue, 333,333 and 175,000 shares of Common Stock, respectively. SGII, as of April 30, 1997, has also agreed that it will tender the 2,000,000 Performance Shares which it holds for cancellation by the Company when and if such Performance Shares are released from escrow for any reason whatsoever. As consideration of such agreement, in February, 1997, the Company expensed the outstanding balance of a note made by SGII to the Company in the approximate amount of $550,000 and has issued to SGII 80,590 shares of Common Stock (the

"Redemption and Cancellation Agreement"). In the event the Performance Shares are not released prior to six months after the end of the Company's financial year ending in the year 2002, the Performance Shares will automatically be canceled in accordance with the terms of the escrow agreement. The value of the 588,923 shares of Common Stock issued as consideration for the agreement was determined to be $1,840,000. This amount was included as additional purchase price for the acquistion of Harrah's 20% ownership interest in Old IEL.

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

Results of Operations

Three Months Ended September 30, 1997 and September 30, 1996

Total expenses for the quarter ended September 30, 1997 were approximately $4.1 million compared to approximately $.6 million during the same period of 1996. The increase in expenses relates to increased staffing levels, the Merger, financing activities and increased regulatory requirements as a public company reporting in the U.S.

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

Depreciation and amortization expenses increased by $2.1 million due to amortization of the excess of the purchase price over assets acquired when the Company purchased the minority interest in Old IEL previously owned by Harrah's. There were no comparable expenses in the 1996 quarter.

Amalgamation expenses for the 1997 quarter were $100,000 for closure of the Vancouver office.

Seven Months Ended September 30, 1997 and September 30, 1996

Total expenses for the seven months ended September 30, 1997 were approximately $14.2 million vs. $1.3 million during the same period in 1996.

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

Interest expense, including amortization of finance fees on Company debt, totaled $4.1 million for the 1997 period and $176,000 for the 1996 period. The 1997 expense is composed of $3.5 million for the beneficial conversion feature of the Harrah's Loan, interest on convertible debentures and amortization of finance fees related to the debentures. The 1996 expense is related to interest on the convertible note due to B/E Aerospace.

Depreciation and amortization for the 1997 period includes approximately
$2.4 million for amortization of the excess purchase price over assets acquired when the Company purchased the minority interest in Old IEL from Harrah's.

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


                                   INTERACTIVE ENTERTAINMENT LIMITED


July 8, 1998                       BY:  /s/ David B. Lamm
                                        --------------------------------------
                                        Chief Financial Officer

July 8, 1998                       BY:  /s/ Michael A. Irwin
                                        --------------------------------------
                                        Director of Finance and Administration
                                        (Chief Accounting Officer)