Form 10-K/A
period 1997-12-31
INTERACTIVE ENTERTAINMENT LTD
filed 1998-07-08
CIK 882537

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                            FORM 10-K/A No. 2

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

                    ANNUAL REPORT ON FORM 10-K/A No. 2

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

ITEM 6. SELECTED FINANCIAL DATA

  (in thousands, except share and per share data)

                            TEN MONTHS
                               ENDED      FISCAL YEAR ENDED FEBRUARY 28 OR 29
                            DECEMBER 31 ---------------------------------------
                               1997       1997      1996      1995      1994
                            ----------- --------- --------- --------- ---------
Statement of Operations
 Data:
  Loss before extraordinary
   item.................... $   16,312  $   4,180 $   4,167 $   5,684 $   1,709
  Extraordinary loss.......      1,824        --        --        --        --
                            ----------  --------- --------- --------- ---------
Net loss................... $   18,136  $   4,180 $   4,167 $   5,684 $   1,709
                            ==========  ========= ========= ========= =========
Loss per share before
 extraordinary item........ $     1.06  $    0.46 $    0.52 $    0.79 $    0.26
Extraordinary loss.........        .12        --        --        --        --
                            ----------  --------- --------- --------- ---------
Loss per share............. $     1.18  $    0.46 $    0.52 $    0.79 $    0.26
                            ==========  ========= ========= ========= =========
Weighted number of common
 shares outstanding (1).... 15,562,834  9,043,687 7,942,332 7,160,279 6,465,854
Number of common shares
 outstanding at period end
 (1)....................... 19,428,334  9,789,020 8,521,434 7,290,624 7,076,124

                                        AS OF      AS OF FEBRUARY 28 OR 29
                                     DECEMBER 31 ------------------------------
                                        1997      1997    1996    1995    1994
                                     ----------- ------  ------  ------  ------
Balance Sheet Data:
  Working capital (deficit).........   $   697   $ (172) $ (280) $ (522) $2,275
  Total assets......................    27,511    3,525   3,861   3,602   4,200
  Long term debt....................       530    2,600   2,346   2,550     --
  Redeemable preferred stock........     2,737      --      --      --      --
  Shareholders' equity (deficit)....    26,337     (333)    (54)   (695)  4,117
  Equity (deficit) per common share.   $  1.36   $(0.03) $(0.01) $(0.10) $ 0.58

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

  Interest expense, including amortization of finance fees on Company debt, totaled $4,478,000 for the ten month period ending December, 1997 and $300,000 for the twelve month period ending February, 1997. The expense for the current period is composed of $3.5 million for the beneficial conversion feature of the Harrah's loan, interest on convertible debentures and amortization of finance fees related to the debentures, while the prior period expense is related to interest on the convertible note due to B/E Aerospace ("BEA"). The remainder of the convertible debentures were converted into Common Stock during the first quarter of 1998, and any unamortized finance fees as of December 31, 1997 have been expensed.

 Depreciation and amortization expenses increased by $4.6 million due to amortization of the excess of the purchase price over assets acquired when the Company purchased the minority interest in Old IEL previously owned by Harrah's. There were no comparable expenses in the prior period.

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

                                          Interactive Entertainment Limited

                                             /s/ Gordon Stevenson
                                          By: _________________________________
Dated: July 8, 1998                           President and Chief Executive
                                              Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
       /s/ Charles L. Atwood         Director                          July 8, 1998
____________________________________
         Charles L. Atwood

         /s/ John M. Boushy          Director                          July 8, 1998
____________________________________
           John M. Boushy

        /s/ Quinten Dreesmann        Director                          July 8, 1998
____________________________________
          Quinten Dreesmann

                                     Director                          July 8, 1998
____________________________________
        Anthony P. Clements

          /s/ Brian Deeson           Director                          July 8, 1998
____________________________________
            Brian Deeson

       /s/ Laurence S. Geller        Director and Chairman             July 8, 1998
____________________________________
         Laurence S. Geller

        /s/ Phillip Gordon           Director                          July 8, 1998
____________________________________
           Phillip Gordon

                                     Director                          July 8, 1998
____________________________________
          Amnon Shiboleth

        /s/ Gordon Stevenson         Director, President and           July 8, 1998
____________________________________  Chief Executive Officer
          Gordon Stevenson

        /s/ Judy Wormser             Director                          July 8, 1998
____________________________________
            Judy Wormser

           /s/ David Lamm            Chief Financial Officer           July 8, 1998
____________________________________
             David Lamm

        /s/ Michael A. Irwin         Controller and Principal          July 8, 1998
____________________________________  Accounting Officer
          Michael A. Irwin

                        REPORT OF INDEPENDENT AUDITORS

THE SHAREHOLDERS OF INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES

  We have audited the accompanying consolidated balance sheet of Interactive Entertainment Limited and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the ten months then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The consolidated financial statements of Interactive Entertainment Limited and Subsidiaries for the years ended February 28, 1997 and February 29, 1996, were audited by other auditors whose report dated April 28, 1997 expressed an unqualified opinion on those statements.

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



/s/ Ernst & Young LLP
---------------------


Memphis, Tennessee
February 11, 1998, except for the second paragraph of Note 14, as to which the date is March 19, 1998

                         [LETTERHEAD OF BUCKLEY DODDS]


                               AUDITOR'S REPORT


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



Vancouver, B.C.                                            /s/ Buckley Dodds
April 28, 1997                                             Chartered Accountants


                         [LETTERHEAD OF BUCKLEY DODDS]

                                     F-1.1

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


Vancouver, B.C.                                           /s/ Buckley Dodds
April 28, 1997                                            Chartered Accountants

               INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                      DECEMBER 31,  FEBRUARY 28,
                                                          1997          1997
                                                      ------------  ------------
                       ASSETS
                       ------
Current assets
  Cash and cash equivalents.......................... $ 1,239,864   $   626,074
  Accounts and notes receivable, less allowance for
   doubtful accounts of $46,828 at December 31, 1997
   ..................................................       3,859       119,768
  Prepaid expenses...................................      97,205        61,975
                                                      -----------   -----------
    Total current assets.............................   1,340,928       807,817
Property and Equipment
  Land...............................................         --        800,000
  Furniture, fixtures and equipment..................     974,568       643,492
                                                      -----------   -----------
                                                          974,568     1,443,492
  Less accumulated depreciation......................    (154,610)     (294,189)
                                                      -----------   -----------
Property and equipment, net..........................     819,958     1,149,303
Software under development...........................   2,376,782     1,357,869
Singapore Airlines Agreement.........................   1,855,800           --
Other assets.........................................     165,599       209,587
Goodwill.............................................  20,952,284           --
                                                      -----------   -----------
    Total assets..................................... $27,511,351   $ 3,524,576
                                                      ===========   ===========
        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
Current liabilities..................................
  Accounts payable and accrued expenses.............. $   644,051   $   979,948
                                                      -----------   -----------
    Total current liabilities........................     644,051       979,948
Convertible debentures...............................     530,000           --
Notes payable........................................         --      2,600,000
Minority interest....................................         --        277,249
Shareholders' equity (deficit)
  Class A preferred shares, $.01 par value,
   authorized--3,000 shares; outstanding--2,737
   shares at December 31, 1997.......................          27           --
  Class B preferred shares, $.01 par value,
   authorized--5,000,000 shares; outstanding--1,000
   shares at December 31, 1997.......................          10           --
  Common shares, authorized--50,000,000 shares;
   outstanding--19,428,334 par value US$.01 at
   December 31, 1997 and 13,314,020 par value C$.01
   at February 28, 1997..............................     194,283       106,752
  Additional paid-in-capital.........................  60,951,919    16,027,379
  Accumulated deficit................................ (34,808,939)  (16,466,752)
                                                      -----------   -----------
    Total shareholders' equity (deficit).............  26,337,300      (332,621)
                                                      -----------   -----------
    Total liabilities and shareholders' equity....... $27,511,351   $ 3,524,576
                                                      ===========   ===========

          See accompanying notes to consolidated financial statements.

               INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         TWELVE MONTHS ENDED
                                       TEN MONTHS ENDED ----------------------
                                         DECEMBER 31,    FEBRUARY    FEBRUARY
                                             1997        28, 1997    29, 1996
                                       ---------------- ----------  ----------
Operating Expenses
  General and administrative..........   $ 2,376,127    $  875,779  $1,862,742
  Consulting and contract labor.......     3,092,289     1,195,068     707,090
  Marketing...........................       351,582       378,037     209,196
  Management fees.....................       107,584       211,000     171,307
  Legal...............................       640,456       229,353     220,989
  Interest expense....................     4,478,244       300,388     605,929
  Depreciation and amortization.......     4,669,730        87,976      48,903
  Amalgamation expense................       100,000           --          --
  Interest income.....................       (17,616)      (63,738)   (118,163)
  Write-down of assets................       676,899     1,339,279     772,731
                                         -----------    ----------  ----------
Loss before minority interest and
 extraordinary item...................    16,475,295     4,553,142   4,480,724
Minority interest.....................      (163,842)     (372,829)   (313,590)
                                         -----------    ----------  ----------
Loss before extraordinary item........    16,311,453     4,180,313   4,167,134
Extraordinary loss....................     1,824,222           --          --
                                         -----------    ----------  ----------
Net loss..............................   $18,135,675    $4,180,313  $4,167,134
                                         ===========    ==========  ==========
BASIC AND DILUTED EARNINGS PER SHARE
Numerator for basic and diluted
 earnings per share:
  Loss before extraordinary item......   $16,311,453    $4,180,313  $4,167,134
  Preferred stock dividends...........       206,512           --          --
                                         -----------    ----------  ----------
  Loss to common shareholders before
   extraordinary item.................    16,517,965     4,180,313   4,167,134
  Extraordinary loss..................     1,824,222           --          --
                                         -----------    ----------  ----------
  Loss to common shareholders.........   $18,342,187    $4,180,313  $4,167,134
                                         ===========    ==========  ==========
Denominator for basic and diluted
 earnings per share--weighted average
 shares outstanding...................    15,562,834     9,043,687   7,942,332
                                         ===========    ==========  ==========
Loss before extraordinary item........         $1.06         $0.46       $0.52
Extraordinary loss ...................          0.12           --          --
                                         -----------    ----------  ----------
Net loss per share....................         $1.18         $0.46       $0.52
                                         ===========    ==========  ==========

          See accompanying notes to consolidated financial statements.

               INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                             CLASS A          CLASS B
                         PREFERRED STOCK  PREFERRED STOCK     COMMON STOCK
                         ---------------- ---------------- --------------------  ADDITIONAL
                          NUMBER           NUMBER            NUMBER                PAID-IN    ACCUMULATED
                         OF SHARES AMOUNT OF SHARES AMOUNT OF SHARES    AMOUNT     CAPITAL      DEFICIT        TOTAL
                         --------- ------ --------- ------ ----------  --------  -----------  ------------  ------------
Balance, February 28,
 1995...................     --    $ --       --    $ --   10,815,624  $ 88,193  $ 7,792,932  $ (8,119,305) $   (238,180)
 Net loss...............     --      --       --      --          --        --           --     (4,167,134)   (4,167,134)
 Exercise of stock
  options...............     --      --       --      --      103,500       792      193,459           --        194,251
 Issuance of stock
  options to non-
  employees.............     --      --       --      --          --        --       703,000           --        703,000
 Issuance of shares on
  debt conversion.......     --      --       --      --      125,000       945      499,160           --        500,105
 Issuance of shares.....     --      --       --      --    1,002,310     7,521    2,946,262           --      2,953,783
                           -----   -----    -----   -----  ----------  --------  -----------  ------------  ------------
Balance, February 29,
 1996...................     --      --       --      --   12,046,434    97,451   12,134,813   (12,286,439)      (54,175)
 Net loss...............     --      --       --      --          --        --           --     (4,180,313)   (4,180,313)
 Exercise of warrants...     --      --       --      --      893,086     6,547    2,784,961           --      2,791,508
 Exercise of stock
  options...............     --      --       --      --       37,500       276       63,833           --         64,109
 Issuance of shares on
  debt conversion.......     --      --       --      --      162,000     1,191      563,809           --        565,000
 Issuance of shares.....     --      --       --      --      175,000     1,287      479,963           --        481,250
                           -----   -----    -----   -----  ----------  --------  -----------  ------------  ------------
Balance, February 28,
 1997...................     --      --       --      --   13,314,020   106,752   16,027,379   (16,466,752)     (332,621)
 Net loss...............     --      --       --      --          --        --           --    (18,135,675)  (18,135,675)
 Preferred stock
  dividends.............     --      --       --      --          --        --           --       (206,512)     (206,512)
 Change in par value....     --      --       --      --          --     26,387      (26,387)          --            --
 Issuance of shares on
  debenture conversion..     --      --       --      --      808,520     8,085    1,625,165           --      1,633,250
 Issuance of shares as
  interest on
  debentures............     --      --       --      --       44,289       443      140,120           --        140,563
 Beneficial conversion
  feature on convertible
  debentures............     --      --       --      --          --        --       628,041           --        628,041
 Cancellation of
  performance shares....     --      --       --      --   (3,525,000)  (35,250)      35,250           --            --
 Issuance of shares in
  connection with
  cancellation of
  performance shares....     --      --       --      --      588,923     5,889    1,834,495           --      1,840,384
 Issuance of shares for
  consulting agreement..     --      --       --      --      586,077     5,861    2,411,707           --      2,417,568
 Issuance of shares in
  connection with the
  amalgamation..........     --      --       --      --    7,086,915    70,870   31,141,628           --     31,212,498
 Issuance of Class A
  preferred stock.......   2,737      27      --      --          --        --     2,737,416           --      2,737,443
 Beneficial conversion
  feature on Class A
  preferred stock.......     --      --       --      --          --        --     1,824,222           --      1,824,222
 Issuance of Class B
  preferred stock.......     --      --     1,000      10         --        --       934,000           --        934,010
 Issuance of warrants...     --      --       --      --          --        --        92,223           --         92,223
 Issuance of shares.....     --      --       --      --      524,590     5,246    1,546,660           --      1,551,906
                           -----   -----    -----   -----  ----------  --------  -----------  ------------  ------------
Balance, December 31,
 1997...................   2,737   $  27    1,000   $  10  19,428,334  $194,283  $60,951,919  $(34,808,939) $ 26,337,300
                           =====   =====    =====   =====  ==========  ========  ===========  ============  ============

          See accompanying notes to consolidated financial statements.

               INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOW

                                       TEN MONTHS      TWELVE MONTHS ENDED
                                         ENDED      --------------------------
                                      DECEMBER 31,  FEBRUARY 28,  FEBRUARY 29,
                                          1997          1997          1996
                                      ------------  ------------  ------------
OPERATING ACTIVITIES:
Net loss............................. $(18,135,675) $(4,180,313)  $(4,167,134)
Reconciliation of net loss to net
 cash used in operating activities:
  Depreciation and amortization......    4,669,730       87,976        48,903
  Write-down of assets...............      676,899    1,339,279       772,731
  Other..............................        1,939          --            --
  Minority interest..................     (163,842)    (372,829)     (313,590)
  Issuance of stock options to non-
   employees.........................          --           --        703,000
  Issuance of warrants...............       92,223          --            --
  Issuance of shares for financing
   fee...............................      650,000          --            --
  Issuance of shares for consulting
   agreement.........................    2,417,568          --            --
  Extraordinary loss on debt
   conversion........................    1,824,222          --            --
  Non-cash interest expense..........    4,372,115          --            --
  Changes in assets/liabilities:
    Accounts receivable..............      115,909       16,915       (78,882)
    Prepaid expenses.................      (35,230)     (58,246)       32,292
    Other assets.....................     (165,599)         --            --
    Accounts payable and accrued
     expenses........................     (335,897)     157,096       124,119
                                      ------------  -----------   -----------
      Net cash used in operating
       activities....................   (4,015,638)  (3,010,122)   (2,878,561)
                                      ------------  -----------   -----------
INVESTING ACTIVITIES:
  Purchases of property and
   equipment.........................     (683,786)    (231,812)       (9,278)
  Proceeds from sales of property and
   equipment.........................      435,034          --            --
  Notes receivable...................          --        35,971        14,967
  Software development...............     (572,349)    (963,974)     (393,895)
                                      ------------  -----------   -----------
      Net cash used in investing
       activities....................     (821,101)  (1,159,815)     (388,206)
                                      ------------  -----------   -----------
FINANCING ACTIVITIES:
  Issuance of common stock...........    1,551,906    3,336,867     3,148,034
  Issuance of preferred stock........      934,010          --            --
  Advances from (to) affiliated
   companies.........................    1,007,875       11,103       (40,107)
  Payments on loans/notes payable....          --           --       (179,727)
  Borrowings on note payable.........          --       322,819           --
  Proceeds from issuance of
   debentures........................    2,163,250          --            --
  Payment of preferred stock
   dividends.........................     (206,512)         --            --
  Non-controlling interest...........          --       400,000       500,000
                                      ------------  -----------   -----------
  Net cash provided by financing
   activities........................    5,450,529    4,070,789     3,428,200
                                      ------------  -----------   -----------
  Net increase (decrease) in cash....      613,790      (99,148)      161,433
  Cash, beginning of period..........      626,074      725,222       563,789
                                      ------------  -----------   -----------
  Cash, end of period................ $  1,239,864  $   626,074   $   725,222
                                      ============  ===========   ===========
  Supplemental Cash Flow Information:
  Cash paid for income taxes......... $      7,469  $    13,000   $       --
                                      ============  ===========   ===========
  Cash paid for interest............. $     10,893  $       --    $       --
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

 Goodwill

  The goodwill, which arose from the acquisition of the minority interest of Old IEL discussed in Note 3, is being amortized on a straight-line basis over three years. Management regularly evaluates whether or not the future undiscounted cash flows of the Company are sufficient to recover the carrying amount of this asset. Additionally, management continually monitors such factors as the status of new or proposed legislation, the competitive environment and advances in the computer software and hardware industries. If the estimated future undiscounted cash flows are not sufficient to recover the carrying amount of this asset and, accordingly, an impairment has occurred, management intends to write down the carrying amount to its estimated fair value based on discounted cash flows. The amount of amortization expense recorded for the period from the date of the acquisition (June 17, 1997) through December 31, 1997, totaled approximately $4,559,000.

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

  Through its wholly-owned subsidiary, Creator Island Equities, Inc. the Company owned approximately 70 acres of land with a net book value of $800,000 as of February 28, 1997. The subsidiary also owned other assets including irrigation equipment, greenhouses, office equipment, nursery equipment, construction equipment, vehicles, and shop equipment associated with this real estate. These other assets had a net book value of approximately $83,000 at September 30, 1997. The land and other assets were held for sale. Based upon the current fair market value of the property and equipment, the Company recorded an asset valuation adjustment of approximately $449,000 in September 1997. The current fair market value of the property and equipment was determined based upon then current negotiations with a willing outside party for the sale of the property and equipment. As discussed in Note 11, the asset valuation adjustment is included in the Consolidated Statement of Operations for the ten months ended December 31, 1997 as write-down of assets. The land and other assets were sold in November 1997 for approximately the reduced carrying value. A prior asset valuation adjustment in the amount of approximately $442,000 was recorded on the same property during the year ended February 28, 1997 based upon an opinion of real estate professionals of the expected sales price of the property in a then current transaction between willing parties.

  Through another wholly-owned subsidiary, Sky Games International Corp., ("SGIC"), the Company owned certain computer equipment and other assets, specifically gaming technology parts, which were written off in the ten months ended December 31, 1997 due to technological obsolescence. Since the Company expects future cash flows to be less than the carrying value of the equipment and other assets due to their technological obsolescence, the Company recorded impairment losses of approximately $18,000 and $210,000, representing the difference between the recorded value and the present value of expected future cash flows, during the ten months ended December 31, 1997. During the year ended February 28, 1997, SGIC determined there was an impairment loss on these other assets since the undiscounted expected future cash flows were less than the carrying amount. SGIC recorded an impairment write-down also in the amount of $210,000, the difference between the carrying amount and the fair value, during the year ended February 28, 1997. Fair value was determined based upon the present value of the expected future cash flows. These write-downs have been included in the Statements of Operation for the ten months ended December 31, 1997 and the year ended February 28, 1997 as write-down of assets.

  SGIC wrote off two notes receivable totaling approximately $138,000 during the year ended February 28, 1997 and three notes receivable totaling approximately $315,000 during the year ended February 29, 1996. In each case the notes were determined by management to be uncollectible.

  In the year ended February 28, 1997 SGIC wrote off a note receivable in the amount of approximately $550,000 as part of the consideration for an agreement to cancel certain shares of the Company's stock held in escrow. See Note 13-- Agreement Regarding Redemption of Performance Shares.

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

     The Amalgamation has been accounted for under the purchase method. The shares issued to Harrah's were valued at $26,255,793 based on the average quoted market price of the Company's Common Stock when the Amalgamation was announced, or $4.466 per share. The total value of the shares issued was allocated among the assets acquired, including the Company's agreement with Singapore Airlines and the Company's software under development. This transaction represents a non-cash transaction for purposes of the Consolidated Statements of Cash Flows.

     Prior to the Amalgamation, Harrah's had agreed, pursuant to a funding agreement, to loan up to $1,000,000 (the "Harrah's Loan") to Old IEL. Upon closing of the Amalgamation, the outstanding principal and accrued interest of the Harrah's Loan converted automatically into 1,007,875 shares of Common Stock at $1.00 per share. Since the Harrah's Loan was convertible into Common Stock at less than the current market, a beneficial conversion feature was included in the Harrah's Loan. This beneficial conversion feature was valued at $3,466,000 and has been included in interest expense for the ten months ended December 31, 1997.

     The following unaudited pro forma consolidated results of operations for the ten months ended December 31, 1997 and the year ended February 28, 1997 assume the acquisition of the minority interest occurred as of March 1, 1996:

                                                      TEN MONTHS ENDED    TWELVE MONTHS ENDED
                                                      DECEMBER 31, 1997    FEBRUARY 28, 1997
                                                      -----------------   -------------------
     Pro forma loss before extraordinary item .....      $19,003,000          $13,057,000
     Pro forma net loss ...........................      $20,827,000          $13,057,000
     Pro forma basic and diluted loss per share ...      $      1.18          $      0.84


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

  As part of the Amalgamation, Harrah's entered into the "Registration and Preemptive Rights Agreement" under which, among other things, Harrah's has the right to receive additional shares of Company Stock at $.01 per share in order to maintain their ownership percentage in the Company in the event that the Class A Preference Shares held by BEA are converted into Common Stock. Had BEA elected to convert the Preference Shares into Common Stock as of the June 17, 1997 Amalgamation date, Harrah's would have received an additional 573,483 shares. The actual number of shares that would be issued to Harrah's in the event of conversion by BEA depends on a number of factors including, among others, the number of shares issued to BEA upon conversion, the number of "fully diluted" shares of Common Stock outstanding at the time of any such conversion and Harrah's ownership of Common Stock at the time of any such conversion. The value of any such shares of Common Stock issued to Harrah's will be accounted for as an adjustment to the purchase price incurred in the Amalgamation when and if such shares are issued.

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

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                            TEN MONTHS ENDED         TWELVE MONTHS ENDED
                              DECEMBER 31,   -----------------------------------
                                  1997       FEBRUARY 28, 1997 FEBRUARY 29, 1996
                            ---------------- ----------------- -----------------
Net loss..................    $18,135,675       $4,180,313        $4,167,134
SFAS No. 123 compensation
 expense..................        438,574          156,600         1,444,000
                              -----------       ----------        ----------
SFAS No. 123 pro forma net
 loss.....................    $18,574,249       $4,336,913        $5,611,134
                              ===========       ==========        ==========
Basic and diluted pro
 forma loss per share.....    $      1.21       $     0.48        $     0.71
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

NOTE 13--AGREEMENT REGARDING REDEMPTION OF PERFORMANCE SHARES

  When the Company acquired the rights to the inflight gaming software from Sky Games International, Inc. ("SGII") on November 7, 1991, a portion of the consideration was 3,000,000 shares of Common Stock which, according to then applicable requirements, were placed in escrow, to be released on the basis of one share for each U.S. $1.78 of net cash flow generated from the assets over a ten-year period (the "Performance Shares"). The Performance Shares were issued at a deemed price of $.1155 per share with 2,000,000 shares issued to SGII (87% of the outstanding stock of which was owned by James P. Grymyr, formerly a director of the Company, and his wife) and 1,000,000 shares were issued to Anthony Clements, a director of the Company. An additional 525,000 shares, which were issued to Dr. Rex E. Fortescue, formerly a director of the Company, are held in the escrow on the same terms and are also included as Performance Shares. Each of Messrs. Clements and Fortescue, as of April 30, 1997, have agreed to allow the Company to redeem and cancel the Performance Shares when and if they are released from escrow for any reason whatsoever (the "Redemption Agreement"). As consideration for such agreement to tender the Performance Shares for cancellation by the Company in the event they are ever released from the escrow, the Company has issued to Messrs. Clements and Fortescue, 333,333 and 175,000 shares of Common Stock, respectively. SGII, as of April 30, 1997, has also agreed that it will tender the 2,000,000 Performance Shares which it holds for cancellation by the Company when and if such Performance Shares are released from escrow for any reason whatsoever. As consideration of such agreement, in February, 1997, the Company expensed the outstanding balance of a note made by SGII to the Company in the approximate amount of $550,000 and has issued to SGII 80,590 shares of Common Stock (the "Redemption and Cancellation Agreement"). In the event the Performance Shares are not released prior to six months after the end of the Company's financial year ending in the year 2002, the Performance Shares will automatically be canceled in accordance with the terms of the escrow agreement. The value of the 588,923 shares of Common Stock issued as consideration for the agreement was determined to be approximately $1,840,000 based on the closing price of the Company's Common Stock on the date the 588,923 shares were issued. This amount was included as additional purchase price for the acquisition of Harrah's 20% ownership interest in Old IEL.

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

NOTE 15--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  Financial results by quarter are as follows:

                                FIRST        SECOND         THIRD      FOURTH
                               QUARTER       QUARTER       QUARTER    QUARTER
                               --------    -----------    ---------- ----------
Ten Months ended December 31,
 1997
Loss before extraordinary
 item......................... $219,148(1) $ 8,007,080(2) $4,116,187 $3,969,038
Extraordinary loss............       --      1,824,222(3)         --         --
                               --------    -----------    ---------- ----------
Net loss...................... $219,148(1) $ 9,831,302(2) $4,116,187 $3,969,038
                               ========    ===========    ========== ==========
Basic and diluted loss per
 share:
  Loss per share before
   extraordinary item......... $   0.02(1) $      0.73(2) $     0.23 $     0.21
  Extraordinary loss per
   share......................       --           0.16(3)         --         --
                               --------    -----------    ---------- ----------
  Loss per share.............. $   0.02(1) $      0.89(2) $     0.23 $     0.21
                               ========    ===========    ========== ==========
Twelve Months ended February
 28, 1997
Net loss...................... $563,479    $   551,542    $  593,036 $2,472,256
                               ========    ===========    ========== ==========
Basic and diluted loss per
 share........................ $   0.07    $      0.06    $     0.06 $     0.26
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