Form 10-Q/A
period 1998-03-31
INTERACTIVE ENTERTAINMENT LTD
filed 1998-07-08
CIK 882537

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                          ASSETS
                                          ------
                                                                                     March 31,              December 31,
                                                                                        1998                    1997
                                                                               -------------------     -------------------
Current Assets
    Cash and cash equivalents                                                         $    485,825            $  1,239,864
    Accounts receivable, less allowance
      for doubtful accounts of $46,828                                                     104,122                   3,859
    Prepaid expenses                                                                        41,295                  97,205
                                                                               -------------------     -------------------
      Total current assets                                                                 631,242               1,340,928

Furniture, fixtures and equipment, at cost                                                 980,889                 974,568
    Less: accumulated depreciation                                                        (212,618)               (154,610)
                                                                               -------------------     -------------------
      Furniture, fixtures and equipment, net                                               768,271                 819,958

Software under development                                                               2,478,225               2,376,782

Singapore Airlines Agreement                                                             1,855,800               1,855,800

Other assets                                                                                     -                 165,599

Goodwill                                                                                20,254,455              20,952,284
                                                                               -------------------     -------------------
        Total assets                                                                  $ 25,987,993            $ 27,511,351
                                                                               ===================     ===================

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

Current liabilities
    Accounts payable and accrued expenses                                              $    747,853            $    644,051
                                                                                -------------------     -------------------
          Total current liabilities                                                         747,853                 644,051

Convertible debentures                                                                            -                 530,000

Shareholders' equity
    Class A preferred shares, $0.01 par value, authorized -3,000
      shares, outstanding - 2,737 shares                                                         27                      27
    Class B preferred shares, $.01 par value, authorized -5,000,000
     shares, outstanding - 1,300 and 1,000 shares                                                13                      10
    Common shares, $0.01 par value authorized -50,000,000
      shares; outstanding 20,181,196 and 19,428,334 shares                                  201,812                 194,283
    Additional paid-in-capital                                                           63,312,693              60,951,919
    Accumulated deficit                                                                 (38,274,405)            (34,808,939)
                                                                                -------------------     -------------------
                                                                                         25,240,140              26,337,300
                                                                                -------------------     -------------------
          Total liabilities and shareholder's equity                                   $ 25,987,993            $ 27,511,351
                                                                                ===================     ===================

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                         Three Months                Month
                                                            Ended                    Ended
                                                          March 31,                March 31,
                                                             1998                     1997
                                                         ------------              ----------

Revenue                                                   $    54,100              $        -

Operating Expenses
     General and administrative                               752,770                  74,839
     Consulting and contract labor                             73,744                  59,428
     Marketing                                                 89,807                  16,407
     Management fees                                                -                  17,500
     Legal                                                     77,263                  45,396
     Depreciation and amortization                          2,295,115                   7,515
                                                          -----------              ----------
                                                            3,288,699                 221,085

Other (Income) and Expense
     Interest expense                                         153,524                     111
     Interest income                                           (7,877)                 (2,048)
                                                          -----------              ----------
                                                              145,647                  (1,937)

                                                          -----------              ----------
Net loss                                                  $ 3,380,246              $  219,148
                                                          ===========              ==========

BASIC AND DILUTED LOSS PER SHARE
Numerator for basic and diluted loss per share:
     Net loss                                             $ 3,380,246              $  219,148
     Preferred stock dividends                                 85,220                       -
                                                          -----------              ----------
     Loss to common shareholders                          $ 3,465,466              $  219,148
                                                          ===========              ==========

Denominator for basic and diluted loss per share:
     Weighted average shares outstanding                   19,988,066               9,789,020
                                                          ===========              ==========

Net loss per share                                        $      0.17              $     0.02
                                                          ===========              ==========

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                              Three Months             Month
                                                                                 Ended                 Ended
                                                                               March 31,             March 31,
                                                                                  1998                  1997
                                                                              -----------            ---------
OPERATING ACTIVITIES
 Net Loss                                                                     $(3,380,246)           $(219,148)
Reconciliation of net loss to net cash used in operating activities:
   Depreciation and amortization                                                2,295,115                7,515
   Non-cash interest expense                                                        5,493                    -
   Other                                                                            7,133                1,999
   Changes in assets/liabilities: (excluding effect of acquisition)
       Accounts receivable                                                        (27,337)              44,955
       Prepaid expenses                                                            35,510                  675
       Other assets                                                               165,599                    -
       Accounts payable and accrued expenses                                       61,678               83,745
                                                                              -----------            ---------
          Net cash used in operating activities                                  (837,055)             (80,259)
                                                                              -----------            ---------

INVESTING ACTIVITIES
   Purchases of furniture, fixtures and equipment                                  (6,321)                   -
   Software development                                                          (101,443)             (61,043)
                                                                              -----------            ---------
          Net cash used in investing activities                                  (107,764)             (61,043)
                                                                              -----------            ---------

FINANCING ACTIVITIES
   Issuance of preferred stock                                                    276,000                    -
   Payment of preferred stock dividends                                           (85,220)                   -
                                                                              -----------            ---------
          Net cash provided by financing activities                               190,780                    -
                                                                              -----------            ---------


   Net decrease in cash                                                          (754,039)            (141,302)
   Cash, beginning of period                                                    1,239,864              626,074
                                                                              -----------            ---------
   Cash, end of period                                                        $   485,825            $ 484,772
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

Goodwill

The excess of purchase price over net assets acquired, which arose from the acquisition of the minority interest of Old IEL (as defined and discussed in Note 3) is being amortized on a straight-line basis over three years. The amount of amortization expense recorded for the three months ended March 31, 1998 totaled $2,125,936.

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

Depreciation and amortization expenses increased by $2,288,000. Amortization of goodwill associated with the Amalgamations and the purchase of IIL was approximately $2,126,000 and $111,000, respectively, during the 1998 quarter. Since the Amalgamations took place in June, 1997 and the IIL purchase was in January 1998, there were no comparable expenses in the 1997 period. Depreciation expense increased by $50,000 due to increases in furniture, fixtures and equipment that occurred in late 1997.

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


                                    INTERACTIVE ENTERTAINMENT LIMITED


July 8, 1998                        BY:  /s/ David B. Lamm
                                         ---------------------------------------
                                         Chief Financial Officer


July 8, 1998                        BY:  /s/ Michael A. Irwin
                                         ---------------------------------------
                                         Director of Finance and Administration
                                         (Chief Accounting Officer)