Form 10-Q
period 1998-06-30
INTERACTIVE ENTERTAINMENT LTD
filed 1998-08-10
CIK 882537

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1998

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X___ No _____

The registrant had 20,824,587 shares of common stock outstanding as of July 31, 1998.

Exhibit index is located on page 20.

                       INTERACTIVE ENTERTAINMENT LIMITED

                                     INDEX

                                                                                      PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets - June 30, 1998 and December 31, 1997              3

         Consolidated Statements of Operations - Three Months ended June 30, 1998
         and June 30, 1997                                                              4

         Consolidated Statements of Operations - Six Months ended June 30, 1998
         and Four Months ended June 30, 1997                                            4

         Consolidated Statements of Cash Flows - Six Months ended June 30, 1998
         and Four Months ended June 30, 1997                                            5

         Notes to Consolidated Financial Statements                                     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                         13

PART II. OTHER INFORMATION

Item 2.(c) Changes in Securities                                                       18

Item 4.    Submission of Matters to a Vote of Security Holders                         19

Item 6.(a) Exhibits                                                                    20

Item 6.(b) Reports on Form 8-K                                                         22


                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                            June 30,             December 31,
                                                                              1998                   1997
                                                                          ------------           ------------
                               ASSETS
Current Assets
  Cash and cash equivalents                                               $    766,742           $  1,239,864
  Accounts and notes receivable, less allowance
    for doubtful accounts of $46,828                                           102,274                  3,859
  Prepaid expenses                                                             185,890                 97,205
                                                                          ------------           ------------
        Total current assets                                                 1,054,906              1,340,928
                                                                          ------------           ------------
Furniture, fixtures and equipment, at cost                                     982,240                974,568
   Less: accumulated depreciation                                            (270,845)              (154,610)
                                                                          ------------           ------------
      Furniture fixtures and equipment, net                                    711,395                819,958

Software development costs, net                                              2,409,227              2,376,782

Singapore Airlines agreement                                                 1,855,800              1,855,800

Other assets                                                                         -                165,599

Goodwill                                                                    18,000,246             20,952,284
                                                                          ------------           ------------
        Total assets                                                      $ 24,031,574           $ 27,511,351
                                                                          ============           ============
               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                                   $  1,019,457           $    644,051
                                                                          ------------           ------------
        Total current liabilities                                            1,019,457                644,051

Convertible debentures                                                               -                530,000

Shareholders' equity
  Class A preferred shares, $0.01 par value, authorized - 3,000
    shares, outstanding - 2,637 shares and 2,737 shares                             26                     27
  Class B preferred shares, $0.01 par value, authorized - 5,000,000
    shares, outstanding - 1,300 shares and 1,000 shares                             13                     10
  Common shares, $0.01 par value, authorized - 50,000,000
    shares, outstanding - 20,753,442 and 19,428,334 shares                     207,534                194,283
  Additional paid-in-capital                                                64,517,533             60,951,919
  Accumulated deficit                                                      (41,712,989)           (34,808,939)
                                                                          ------------           ------------
                                                                            23,012,117             26,337,300
                                                                          ------------           ------------
        Total liabilities and shareholders' equity                        $ 24,031,574           $ 27,511,351
                                                                          ============           ============

                       INTERACTIVE ENTERTAINMENT LIMITED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                         Three Months Ended June 30,      Six Months         Four Months
                                                         ---------------------------         Ended              Ended
                                                            1998            1997         June 30, 1998      June 30, 1997
                                                         -----------     -----------    ---------------    ---------------
Revenue                                                  $    57,505     $         -      $   111,605       $         -

Operating Expenses
     General and administrative                              799,800       1,020,025        1,552,570         1,094,864
     Consulting and contract labor                            99,486       2,694,740          173,230         2,754,168
     Marketing                                                26,004          88,585          115,811           104,992
     Management fees                                               -          55,667                -            73,167
     Legal                                                    74,816         299,722          152,079           345,118
     Depreciation and amortization                         2,381,271         329,099        4,676,386           336,614
                                                         -----------     -----------      -----------       -----------
                                                           3,381,377       4,487,838        6,670,076         4,708,923

Other (Income) and Expense
     Interest expense                                         34,725       3,688,904          188,249         3,689,015
     Interest income                                          (7,365)         (5,820)         (15,242)           (7,868)
                                                         -----------     -----------      -----------       -----------
                                                              27,360       3,683,084          173,007         3,681,147

Loss Before Minority Interest
     and Extraordinary Item                                3,351,232       8,170,922        6,731,478         8,390,070
     Minority interest                                             -        (163,842)               -          (163,842)
                                                         -----------     -----------      -----------       -----------

Loss Before Extraordinary Item                             3,351,232       8,007,080        6,731,478         8,226,228
     Early extinguishment of debt                                  -       1,824,222                -         1,824,222
                                                         -----------     -----------      -----------       -----------
Net Loss                                                 $ 3,351,232     $ 9,831,302      $ 6,731,478       $10,050,450
                                                         ===========     ===========      ===========       ===========

Basic and Diluted Loss Per Share
Numerator for basic and diluted loss per share:
     Net loss                                            $ 3,351,232     $ 9,831,302      $ 6,731,478       $10,050,450
     Preferred stock dividends                                87,352          82,122          172,573            82,122
                                                         -----------     -----------      -----------       -----------
     Loss to common shareholders                         $ 3,438,584     $ 9,913,424      $ 6,904,051       $10,132,572
                                                         ===========     ===========      ===========       ===========

Denominator for basic and diluted loss per share
     Weighted average shares outstanding                  20,486,394      11,061,656       20,237,230        10,743,497
                                                         ===========     ===========      ===========       ===========

Loss Per Share
     Before extraordinary item                           $      0.17     $      0.73      $      0.34         $    0.77
     Extraordinary item                                            -            0.16                -              0.17
                                                         -----------     -----------      -----------       -----------
Net Loss Per Share                                       $      0.17     $      0.89      $      0.34         $    0.94
                                                         ===========     ===========      ===========       ===========

                       INTERACTIVE ENTERTAINMENT LIMITED
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 Six Months        Four Months
                                                                                   Ended              Ended
                                                                               June 30, 1998      June 30, 1997
                                                                              ---------------    ---------------
OPERATING ACTIVITIES
Net Loss                                                                        $(6,731,478)      $(10,050,450)
Reconciliation of net loss to net cash used in operating activities
    Depreciation and amortization                                                 4,676,386            336,614
    Issuance of shares for financing fee                                                  -            650,000
    Issuance of shares for consulting agreement                                           -          2,417,568
    Extraordinary loss on debt conversion                                                 -          1,824,222
    Non-cash interest expense                                                         5,493          3,603,000
    Other                                                                            12,821             60,189
    Changes in assets/liabilities (excluding effect of acquisition)
        Accounts receivable                                                         (45,889)            44,597
        Prepaid expenses                                                            (88,686)          (139,215)
        Other assets                                                                165,599           (217,853)
        Accounts payable and accrued expenses                                       333,281            (48,822)
                                                                                -----------       ------------
           Net cash used in operating activities                                 (1,672,473)        (1,520,150)
                                                                                -----------       ------------

INVESTING ACTIVITIES
    Purchases of furniture and fixtures and equipment                                (7,672)           (30,835)
    Software development                                                           (101,280)          (446,672)
                                                                                -----------       ------------
           Net cash used in investing activities                                   (108,952)          (477,507)
                                                                                -----------       ------------

FINANCING ACTIVITIES
    Advances from affiliated companies                                                    -          1,007,875
    Issuance of preferred stock                                                     270,313                  -
    Issuance of common stock                                                      1,310,563                  -
    Issuance of convertible debentures                                                    -            763,250
    Redemption of preferred stock                                                  (100,000)                 -
    Payment of preferred stock dividends                                           (172,573)           (82,122)
                                                                                -----------       ------------
           Net cash provided by financing activities                              1,308,303          1,689,003
                                                                                -----------       ------------

    Net decrease in cash                                                           (473,122)          (308,654)
    Cash, beginning of period                                                     1,239,864            626,074
                                                                                -----------       ------------
    Cash, end of period                                                         $   766,742       $    317,420
                                                                                ===========       ============

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF OPERATIONS

The consolidated financial statements of Interactive Entertainment Limited and Subsidiaries ("IEL" or the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. For this reason, the consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K/A No. 2 for the year ended December 31, 1997.

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

The Company has entered into a contract to provide its gaming software to one international airline, Singapore Airlines ("SIA"). SIA has selected the Matsushita Avionics Systems Corporation ("MASC") hardware platform and operating system for its interactive entertainment system. The Company has completed the process of integrating its software with the MASC network and operating system, and other third party provided software with which the Company's software is also required to be integrated pursuant to its agreements with SIA. Following a series of laboratory tests and aircraft trials, SIA launched the first flight with gaming on June 1, 1998. Based on conversations with SIA, the Company expects that the first aircraft equipped with the Sky Games(TM) software will be flown for up to two months from the launch date to evaluate: (i) acceptance of the system by passengers; and (ii) the effectiveness of the already completed crew training and to identify and, if necessary, correct any technical issues that may be discovered during operations. Upon an evaluation satisfactory to SIA, it is expected that the system would then be rolled out to the remaining SIA fleet of wide-body aircraft over a period of up to 24 months. The roll-out is to be made ultimately to all classes of service on SIA's fleet of 58 wide-body aircraft. The pace of the roll-out depends on various factors such as acceptance of the system, time for crew training and the necessity of addressing technical issues. As a result, there is no timetable for the roll-out and one cannot be predicted. It is in SIA's discretion to determine whether the performance of the Company's software is sufficient and when the roll-out is to begin. Management continues to believe the success of its software on SIA will be critical to its ability to secure additional airline contracts. The Company has yet to receive any significant revenues under its agreement with SIA and may never receive any such anticipated revenues.

On January 13, 1998, the Company completed the acquisition of all the outstanding capital stock of Inflight Interactive Limited ("IIL") in exchange for 500,000 shares of the Company's $.01 par value common stock (the "Common Stock"). IIL is a United Kingdom developer and provider of amusement games to the airline industry. The games are marketed under the name Sky Play and are currently operating on a number of airlines, including American Airlines, Cathay Pacific, Egypt Air, Lauda Air, Malaysia Airlines, Saudi Arabian Airlines, and Virgin Atlantic. Sky Play games are in development for Air China. The purchase agreement provides for the Company to issue up to

250,000 additional shares of Common Stock to the previous owners of IIL upon achievement of certain milestones regarding implementation of the Company's Sky Games gaming software with an international airline to be designated by the parties. The acquisition was accounted for using the purchase method.

Until the Company receives sufficient cash flow from operations, additional funding will be required to allow the Company to continue operations. Based on discussions with potential investors, management believes the Company will be successful in obtaining sufficient financing to enable the Company to continue its operations for the foreseeable future; however, such funding may not be on terms that are as favorable as those available to established companies and is likely to be dilutive to current stockholders.

On April 23, 1997, the Board of Directors of the Company approved and adopted a resolution changing the fiscal year end of the Company to December 31 of each year from the last day of February of each year. Therefore, the Consolidated Financial Statements include the six month period ending June 30, 1998 and the four month period ending June 30, 1997.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers cash on hand, deposits in banks and short-term investments with maturities of three months or less as cash and cash equivalents.

Software Development

All software production costs (i.e., external and internal programmers, graphic design and testing) were capitalized until the software was available for general release to customers in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The software costs are being amortized using the straight-line method over the remaining estimated economic life of the product, currently estimated at three years. The amount of amortization expense recorded from the date of release (June 1, 1998) to June 30, 1998 was approximately $69,000.

Furniture, Fixtures and Equipment

The Company's furniture, fixtures and equipment is recorded at cost and depreciated over its estimated economic life which is generally three to five years. Additions and improvements that materially extend the useful lives are capitalized, while repairs and maintenance costs are expensed as incurred.

Goodwill

The excess of purchase price over net assets acquired, which arose from the acquisition of the minority interest of Old IEL (as defined and discussed in Note 3) is being amortized on a straight-line basis over three years. The amount of amortization expense recorded for the six months ended June 30, 1998 was approximately $4,252,000.

The excess of purchase price over net assets acquired, which arose from the acquisition of IIL, is also being amortized on a straight-line basis over three years. The amount of amortization expense recorded from the purchase date (January 13, 1998) through June 30, 1998 was approximately $239,000.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," management continually evaluates whether events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Based on management's evaluations, no significant impairments of long-lived assets occurred during the six months and four months ended June 30, 1998 and 1997, respectively.

Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations.

Loss Per Share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. For the six months and four months ended June 30, 1998 and 1997, respectively, there is no difference between basic and diluted loss per share as all stock options, warrants, convertible debentures and convertible preferred stock are antidilutive for the periods presented. The Performance Shares have no rights and, therefore are excluded from per share calculations. See Note 8.

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

Comprehensive Income

During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"). The Company adopted this statement as of the beginning of 1998. SFAS No 130 established new rules for the reporting and display of comprehensive income and its components. There is no difference between the net loss and the total comprehensive net loss for the six months ended June 30, 1998 and the four months ended June 30, 1997.

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

The debentures contained a feature that provided for conversion into Common Stock at a price below the current market at the time of issue. The value of this beneficial conversion feature, totaling approximately $628,000 was capitalized in other assets with a corresponding increase to additional paid-in capital. Placement fees of $149,000 incurred upon sale of the debentures were also capitalized. The value of the conversion feature and the placement fees were amortized to interest expense over the original life of the debenture. Any unamortized amount was expensed upon conversion of the debenture.

All of the debentures outstanding, including accrued interest, as of December 31, 1997 were converted into 252,862 shares of Common Stock during the first quarter of 1998, and all remaining deferred interest charges and placement fees totaling $148,000 were expensed during the period and are included as interest expense during the six month period ended June 30, 1998.

NOTE 5 - SHAREHOLDERS' EQUITY

In December 1994, the Company discontinued an engineering and marketing arrangement with B/E Aerospace, Inc. ("BEA"). As part of the termination, the Company issued to BEA a promissory note in the original principal amount of $2.5 million at 12% per annum. On February 28, 1997, an agreement was reached with BEA to exchange the note, including accrued and unpaid interest, for Class A Preference Shares at $1,000 per share. The exchange for 2,737 Class A Preference Shares was completed in June, 1997, at which time the Company recorded an extraordinary expense of approximately $1,824,000 for early retirement of the debt.

The Company has an agreement with BEA pursuant to which BEA and the Company have agreed that the Company will redeem the Class A Preference Shares held by BEA at their redemption price of $1,000 per share plus accrued and unpaid dividends in installments equal to $100,000 on June 30, 1998, $200,000 on each of July 31, August 31 and September 30, 1998, and $100,000 on the last business day of each month thereafter beginning October 31, 1998 through May 31, 2000. If the Company is in compliance with its redemption obligations, BEA has agreed not to convert any of its Class A Preference Shares. Subject to the terms of such agreement, the Class A Preference Shares are otherwise convertible by their terms at any time into a number of shares of Common Stock, determined by dividing $1,000 per share of Class A Preference Shares, plus any accrued and unpaid dividends thereon by: (i) prior to February 28, 1999, a conversion price equal to 70% of the average mean of the closing bid and ask prices of the Common Stock for the 20 trading days prior to the conversion (the "Market Price"); (ii) after February 28, 1999 and prior to August 31, 1999, a conversion price equal to 65% of the Market Price; and (iii) after August 31, 1999, a conversion price equal to 60% of the Market Price. Dividends on the Class A Preference Shares are cumulative and payable quarterly at an annual dividend rate of 9%. The Company, at its option, may redeem the Class A Preference Shares, in whole or in part, at any time and from time to time, at a redemption price of $1,000 per share plus any accrued and unpaid dividends thereon. The Company is not required to redeem the Class A Preference Shares under their terms. Upon liquidation, holders of the Class A Preference Shares will be entitled to repayment of an amount equal to $1,000 per share plus accrued and unpaid dividends, prior to any distributions to holders of Common Stock. The Class A Preference Shares do not have any voting rights. During the six month period ended June 30, 1998, 100 shares of the Class A Preference Shares were redeemed by the Company. An additional 200 shares were redeemed as scheduled in July 1998.

In October 1997, the Company completed an agreement with an investor for the private placement of 925,747 shares of Common Stock for an aggregate purchase price of $3.0 million. $1.5 million (approximately $1,352,000 net of offering expenses), ("Tranche A"), was received upon closing while the remaining $1.5 million ("Tranche B") was to be funded upon and was contingent upon completion of the first flight with the Company's software available in all seats of a Singapore Airlines aircraft prior to April 22, 1998. For each five shares of Common Stock purchased and held for a minimum of six months, the investor was to have received one warrant for the purchase of additional shares. Warrants were to be exercisable at a price of $3.8125 per share for 18 months from their issue. As of April 2, 1998 the Company and the investor agreed to amended terms under which 50% of the remaining portion ($750,000) was funded immediately while the other 50% was to be funded under the terms of the original agreement. The subscription price for the Common Stock purchased in Tranche B was revised to $2.62125. Warrants issuable under Tranche A will not be issued. However, for each of the 286,123 Common Share purchased in Tranche B, 0.85 of a warrant to purchase Common Stock will be issued after a six month holding period for the Common Stock purchased in Tranche B. The warrants, if issued, will have an exercise price of $2.62125 and a term of 18 months. The first $750,000 was funded under the amended terms; however, the flight required for funding of the second $750,000 did not take place prior to April 22, 1998. Subsequently, IEL and the investor agreed to a $750,000 purchase on the same terms. This additional investment was consummated on June 5, 1998.

On December 17, 1997, the Company issued 1,000 shares of Series A Convertible Preference Shares of the Company's Class B Preferred Stock to two investors for a total consideration of $1,000,000. The Series A Class B Preference Shares are convertible after three months into a number of shares of Common Stock, determined by dividing the stated value of $1,000 per share by the lesser of:
$3.2038 (the "Fixed Conversion Price") and a price (the "Floating Conversion Price") calculated by (i) determining the average of the three lowest closing bid prices for the Common Stock during the thirty trading days occurring immediately prior to, but not including, the conversion date, and (ii) multiplying such average by a defined conversion percentage (the "Conversion Percentage"). The Conversion Percentage decreases from 100% to 85% as the holding period increases. Dividends are cumulative and may be paid, at the option of the Company and with prior notice, in additional shares of Common Stock at an annual dividend rate of 8%. Warrants for the purchase of 61,718 shares of Common Stock were issued in connection with the issuance of the Series A Class B Convertible Preference Shares. The warrants, which have an exercise price of $3.2038, are exercisable beginning June 17, 1998 and expire on December 17, 1999. Under the agreement, the Company had the option of selling a second tranche with 123,434 warrants for an aggregate purchase price of $2,000,000 following the installation of the Company's gaming software on an SIA aircraft and the availability of the software to paying passengers in the entire cabin. The Company's option with respect to the second tranche, was set to expire on June 17, 1998. Upon agreement of the parties, funding of the second tranche was deferred until a registration statement for resale of Common Stock issued upon conversion of the Series A Class B Preference Shares had been declared effective by the SEC. The registration statement was declared effective on July 15, and the additional funding of $2,000,000 was completed on July 24, 1998.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

Pursuant to the Management Agreement, Harrah's managed Old IEL. The Management Agreement provided for Harrah's to receive a management fee equal to the greater of $10,000 per whole month or a percentage of gross revenues, as defined. The Management Agreement was terminated June 17, 1997 in conjunction with the Amalgamations. Management fees totaled $36,000 for the four month period ending June 30, 1997.

Under the terms of the Management Agreement, the Company transferred cash to Harrah's for payments made on the Company's behalf to support its operations, including accounts payable, payroll and capital expenditures. The net transfers for the four month period ending June 30, 1997 totaled approximately $143,000.

The Company was charged a fee by Harrah's for administrative services (including legal, accounting, information technology and office occupancy). The Company was charged approximately $150,000 for the four month period ending June 30, 1997. This arrangement ended with termination of the Management Agreement, and there were no similar charges during the six month period ended June 30, 1998.

On June 17, 1997, the Company entered into a Continuing Services Agreement with Harrah's under which Harrah's provides certain telecommunications, computer systems support and consulting services to the Company. The Company incurred a cost of approximately $69,300 and $11,000 during the six month period ended June 30, 1998 and the four month period ending June 30, 1997, respectively, under this agreement.

During 1996, the Company entered into a sublicense agreement with Harrah's, which provided the Company with rights to use an immediate authorization credit/debit system that Harrah's is developing. IEL elected not to renew the sublicense upon its expiration in September 1997. The Company reimbursed Harrah's for a portion of the development costs which totaled $40,000 for the four month period ending June 30, 1997.

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

The Company paid approximately $115,000 during the four month period ending June 30, 1997 to directors and companies with common directors for management and consulting services and for reimbursement of expenses.

On April 30, 1997, the Company entered into a Consulting Agreement with James P. Grymyr, then a director of the Company, whereby Mr. Grymyr would provide consulting services to the Company as requested by the Company from time to time. Under the terms of the Consulting Agreement, the Company issued to Mr. Grymyr 586,077 shares of Common Stock as consideration for all such consulting services both past and future. The value of the stock, approximately $2.4 million, is reflected in the Statements of Operations for the four month period ended June 30, 1997 as consulting and contract labor expense.

Geller & Co., of which Laurence Geller is Chairman and CEO, performed consulting services for the Company pursuant to a retainer agreement that commenced in February, 1996 and terminated August 14, 1997. Geller & Co. was paid a monthly retainer of $5,000. Pursuant to Geller & Co.'s retainer, a grant of options for 200,000 shares of Common Stock with an exercise price of $3.00 and a term of ten years was also made to Geller & Co. In addition, Geller & Co. received 200,000 shares of Common Stock that would vest upon the closing of a major financing. The Board determined that the Amalgamations which occurred June 17, 1997 constituted a major financing, and, consequently, the 200,000 shares vested during 1997. Upon vesting of the 200,000 shares of Common Stock, the Company incurred an expense of $650,000 which is included in general and administrative expense for the four months ending June 30, 1997. Mr. Geller has been Chairman of the Board of Directors of the Company since September 30, 1996. The annual compensation of the Chairman of the Board is $100,000 from September, 1997 and is accruing and remains unpaid until the Company generates sufficient cash flows from operations.

NOTE 8 - AGREEMENT REGARDING REDEMPTION OF PERFORMANCE SHARES

When the Company acquired the rights to the inflight gaming software from Sky Games International, Inc. ("SGII") on November 7, 1991, a portion of the consideration was 3,000,000 shares of Common Stock which, according to then applicable requirements, were placed in escrow, to be released on the basis of one share for each U.S. $1.78 of net cash flow generated from the assets over a ten-year period (the "Performance Shares"). 2,000,000 of the

Performance Shares were issued to SGII (87% of the outstanding stock of which was owned by James P. Grymyr, formerly a director of the Company, and his wife) and 1,000,000 shares were issued to Anthony Clements, a director of the Company. An additional 525,000 shares, which were issued to Dr. Rex E. Fortescue, formerly a director of the Company, are held in the escrow on the same terms and are also included as Performance Shares. Each of Messrs. Clements and Fortescue, as of April 30, 1997, agreed to allow the Company to redeem and cancel the Performance Shares when and if they are released from escrow for any reason whatsoever (the "Redemption Agreement"). As consideration for such agreement to tender the Performance Shares for cancellation by the Company in the event they are ever released from the escrow, the Company has issued to Messrs. Clements and Fortescue, 333,333 and 175,000 shares of Common Stock, respectively. SGII, as of April 30, 1997, also agreed that it will tender the 2,000,000 Performance Shares which it holds for cancellation by the Company when and if such Performance Shares are released from escrow for any reason whatsoever (the "Redemption and Cancellation Agreement"). As consideration of such agreement, in February 1997, the Company expensed the outstanding balance of a note made by SGII to the Company in the approximate amount of $550,000 and issued to SGII 80,590 shares of Common Stock. In the event the Performance Shares are not released prior to six months after the end of the Company's financial year ending in the year 2002, the Performance Shares will automatically be canceled in accordance with the terms of the escrow agreement.

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

Upon consummation of the Amalgamations, SGI changed its name to Interactive Entertainment Limited and consolidated operations formerly performed at its Vancouver, British Columbia office into its Memphis, Tennessee headquarters.

The Company has yet to generate any significant operating revenues and has no assurance of future revenues. Its principal activities through June 30, 1998, consisted of developing, testing and marketing the inflight gaming software. As of June 30, 1998, IEL had a contract to provide its gaming software to Singapore Airlines ("SIA"), which has various termination provisions. The contract provides for a six-month minimum trial period for the parties to assess the operation of the inflight gaming system and public acceptance of the inflight gaming business. The trial period began June 1, 1998 with the launch of gaming on one aircraft During this trial period, the airline has no affirmative obligation to install the system on any or all of its aircraft; although, if 12 aircraft are not installed with the system within 18 months from the date inflight gaming begins, IEL may terminate the contract. The contract with Singapore Airlines is the Company's only contract to provide its gaming software to an airline.

The Company's software was installed on one SIA B747-400 on June 1, 1998. The aircraft flew 42 flight segments during the month. Gaming was not activated on 14 of the flight segments due to technical problems with the hardware which caused system components to drop from the aircraft's local area network thus disabling gaming. IEL is working with SIA and MASC to improve availability of the hardware system by changes in the hardware configuration, changes to make IEL's software more fault tolerant or by a combination of both.

Passenger penetration was below expectations. SIA is restricted by the Singapore government from advertisement of the gaming features. At the current time, passengers are made aware of the availability of gaming only through a cabin announcement on the aircraft's public address system shortly after takeoff and by a brochure in the seat pocket. SIA has agreed to enhance the cabin announcement, redesign the brochure, and add information about the availability of gaming to the airlines video. In addition, SIA is in the process of rebranding the gaming function from KrisGames II to KrisWorld Gaming to better define its purpose. Management believes these efforts will increase participation. Other than flights on the Singapore-Hong Kong route, all flights included at least one segment with an overnight flight during which passengers have a greater tendency to sleep rather than to seek entertainment options.

The average length of play was also below expectations. Management believes that this is due to the fact that approximately half of the gaming flights were on the Singapore-Hong Kong routes. This is a flight of approximately 3.5 hours with limited leisure time available to passengers after delivery of cabin services. The average length of play is expected to increase as the games are added to more aircraft flying longer routes.

Technical issues and participation notwithstanding, there were two areas in which results exceeded expectations. The average bet by participants was significantly higher than initial expectations. Management had been concerned that limitations imposed by the aircraft's local area network might lead to fewer bets per hour than projected. These concerns proved to be unfounded, and the rate of play comfortably exceeded expectations.

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

On April 4, 1998, the Company initiated a trial of its interactive gaming application in 85 cabins of the cruise ship Sun Princess, operated by Princess Cruises. In addition to providing the gaming application, the Company designed, developed and installed an order management system that functions between the set-top box in each of the trial cabins and the ship's guest billing system. This system allows passengers to order certain merchandise and services, including gaming, from the television sets in their cabins, provides order tracking and manages in-cabin movies, while providing an interface to the ship's guest billing system to allow charges to be posted directly to their folios. This trial was performed in conjunction with Transdigital Communications Corporation. Based on initial results of the trial, Princess concluded that, although the system was well received by passengers and functioned as designed, utilization by passengers to purchase merchandise, shore excursions and movies and to use the gaming features was insufficient to justify the estimated current level of capital expenditures required to retrofit each cabin and stateroom.

On January 13, 1998, the Company completed the acquisition of all the outstanding stock of Inflight Interactive Limited ("IIL") in exchange for 500,000 shares of the Company's Common Stock. IIL is a U. K. developer and provider of amusement games to the airline industry marketed under the name Sky Play. IIL's games are currently operating on approximately 60 aircraft of seven airlines, including American Airlines, Cathay Pacific, Egypt Air, Lauda Air, Malaysia Airlines, Saudi Arabian Airlines and Virgin Atlantic. Development efforts are underway with Air China.

The Company does not believe that it has exposure to the "Year 2000 Problem." Software developed by the Company is compliant with dates in the year 2000. The Company uses commercial software produced by a variety of vendors and believes that all of its major systems are compliant.


Results of Operations

During 1997, the Board of Directors changed the Company's fiscal year from the last day of February to the last day of December. As a result of the change, the comparable year-to-date period in 1997 consists of the four months ended June 30. Therefore the following discussion relating to year-to-date operations compares a four month period in 1997 with a six month period in 1998. Amounts are rounded to the nearest $1,000.

Three Months Ended June 30, 1998 and 1997

Revenue from operations for the three months ended June 30, 1998 was $58,000 compared to zero during the three months ended June 30, 1997. Revenue consisted primarily of fees generated from the Sky Play amusement games acquired with the purchase of IIL. Since the IIL acquisition was completed in January 1998, there was no comparable revenue in the 1997 period. Revenue from the Company's gaming operations which were launched on June 1, 1998 were minimal.

General and administrative expense decreased by $220,000. This includes a decrease in payroll and related costs of $368,000. Payroll and related costs for the three months ended June 30, 1997 included $650,000 for the expense of shares issued to Geller & Co. upon completion of the Amalgamations. This reduction was offset by increased staffing in 1998 compared to 1997 as the Company built a permanent staff. Travel costs increased by $57,000 due to increased travel associated with testing and implementation of the Company's software product.

Expenses for consulting and contract labor decreased by $2,595,000. The 1997 period included an expense of $2.4 million for the Grymyr Consulting Agreement.

Legal expenses decreased by $225,000. The 1997 period included legal costs in conjunction with the Amalgamations.

Depreciation and amortization expenses increased by $2,052,000. $1,819,000 of the increase was attributable to amortization of goodwill associated with the Amalgamations which occurred in June 1997. $128,000 was due to amortization of goodwill associated with the purchase of ILL in January 1998. $69,000 was due to amortization of development costs on the Company's primary software products which began in June 1998. Depreciation expense increased by $36,000 due to increases in furniture, fixtures and equipment that occurred in late 1997.

Interest expense decreased by $3,654,000. The 1997 period included an expense of $3,466,000 for the beneficial conversion feature of the Harrah's Loan and additional amounts for interest and amortization of deferred finance charges on the convertible debentures. There were no convertible debentures outstanding during the three months ended June 30, 1998.

During the three months ended June 30, 1997, the Company recorded an extraordinary expense in the amount of $1,824,000 related to the exchange of the Class A Preference Shares for debt. There was no comparable expense in 1998.

Six Months Ended June 30, 1998 and Four Months Ended June 30, 1997

Revenue from operations for the six months ended June 30, 1998 was $112,000 compared to zero in the four months ended June 30, 1997. Revenue consisted primarily of fees generated from the Sky Play amusement games acquired with the purchase of IIL. Since the IIL acquisition was completed in January 1998, there was no comparable revenue during the four months ended June 30, 1997.

General and administrative expense increased by $458,000. An increase in payroll and related costs of $620,000 in the six months ended June 30, 1998 was offset by a reduction of $650,000 in executive compensation attributable to the expense of the shares issued to Geller & Co. upon completion of the Amalgamations in the four months ended June 30, 1997. The Company's development of a permanent staff and reduction in dependence on contractors accounted for the 1998 increase. Travel costs increased by $171,000 due to increased travel associated with testing and implementation of the Company's software product and a six month period compared to a four month period. Business insurance costs increased by $68,000; the Company had no business insurance until June 1997. Tax expense increased by $56,000 due to consolidation of the Company's headquarters in Memphis, Tennessee in mid-1997 and the Company becoming subject to state and local taxes. Other expense increases for 1998 are generally attributable to the six month vs. four month comparison.

Expenses for consulting and contract labor decreased by $2,581,000. The expense for the four months ended June 30, 1997 included an expense of $2.4 million for the Grymyr Consulting Agreement. The Company began building a permanent staff in mid-1997 to reduce dependence upon contract labor.

Legal expenses decreased by $193,000. The four months ended June 30, 1997 included legal costs in conjunction with the Amalgamations.

Depreciation and amortization expenses increased by $4,340,000. $3,945,000 of the increase was attributable to amortization of goodwill associated with the Amalgamations which occurred in June 1997. $239,000 was due to amortization of goodwill associated with the purchase of ILL in January 1998. $69,000 was due to amortization of development costs on the Company's primary software product which began in June 1998. Depreciation expense increased by $87,000 due to increases in furniture, fixtures and equipment that occurred in late 1997.

Interest expense decreased by $3,501,000. The four months ended June 30, 1997 included an expense of $3,466,000 for the beneficial conversion feature of the Harrah's Loan.

During the four months ended June 30, 1997, the Company recorded an extraordinary expense in the amount of $1,824,000 related to the exchange of the Class A Preference Shares for debt. There was no comparable expense during the six months ended June 30, 1998.


Liquidity and Capital Resources

At June 30, 1998 the Company had working capital of $35,000. The Company's primary source of funding has been through sales of its equity and securities convertible into equity.

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

As of April 2, 1998, the Company sold 286,123 shares of Common Stock in a private placement for $750,000. For each share of Common Stock purchased and held for a minimum of six months, the investor will receive 0.85 of a warrant for the purchase of additional shares. The warrants, if issued, will be exercisable at a price of $2.62125 per share for 18 months from their issue. (See Part II, Item 2, Changes in Securities.)

On June 5, 1998, the Company sold an additional 286,123 shares of Common Stock to the same investor in a private placement for $750,000. For each share of Common Stock purchased and held for a minimum of six months, the investor will receive 0.85 of a warrant for the purchase of additional shares. The warrants, if issued, will be exercisable at a price of $2.62125 per share for 18 months from their issue. (See Part II, Item 2, Changes in Securities.)

On July 23 and July 24 the Company issued a total of 2,000 shares of Series A Convertible Preference Shares of the Company's Class B Preferred Stock for a total consideration of $2,000.000. Warrants for the purchase of 123,434 shares of Common Stock were issued in connection with the issuance of the Series A Class B Convertible Preference Shares. The warrants, which have an exercise price of $3.2038, are exercisable immediately and expire on December 17, 1999. (See Part II, Item 2, Changes in Securities.)

During the second quarter of 1997, the Company established a target of raising a total of $8.0 million in equity to provide funding for the Company's operating needs. Through July 1998 a total of $6.5 million had been raised by the Company. The Company is currently negotiating commitments for additional capital to complete its equity target and believes that these efforts will be successful. Any such additional funding is likely to be dilutive to current stockholders.

The Company has not yet generated any significant operating revenue under its agreements with Singapore Airlines. Until the Company receives sufficient cash flow from operations, additional funding will be required to allow the Company to continue operations. Absent sufficient cash flow from operations, the short-term viability of the Company and the Company's ability to continue its operations is directly dependent upon the completion of significant additional financing.

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

                          PART II. OTHER INFORMATION

Item 2 - Changes in Securities

In October 1997, the Company completed an agreement with Henderson International Investments Ltd. ("HIIL") for the private placement of 925,747 shares of Common Stock for an aggregate purchase price of $3.0 million. $1.5 million (approximately $1,352,000 net of offering expenses), ("Tranche A"), was received upon closing while the remaining $1.5 million ("Tranche B") was to be funded upon and was contingent upon completion of the first flight with the Company's software available in all seats of a Singapore Airlines aircraft prior to April 22, 1998. For each five shares of Common Stock purchased and held for a minimum of six months, HIIL was to have received one warrant for the purchase of additional shares. Warrants were to be exercisable at a price of $3.8125 per share for 18 months from their issue. As of April 2, 1998 the Company and HIIL agreed to amended terms under which 50% of the remaining portion ($750,000) was funded immediately while the other 50% was to be funded under the terms of the original agreement. The subscription price for the Common Stock purchased in Tranche B was revised to $2.62125. Warrants issuable under Tranche A will not be issued. However, for each of the 286,123 shares of Common Stock purchased in Tranche B, 0.85 of a warrant to purchase Common Stock will be issued after a six month holding period for the Common Stock purchased in Tranche B. The warrants, if issued, will have an exercise price of $2.62125 and a term of 18 months. The first $750,000 was funded under the amended terms; however, the flight required for funding of the second $750,000 did not take place prior to April 22, 1998. Subsequently, IEL and HIIL agreed to a $750,000 purchase on the same terms. This additional investment was consummated on June 5, 1998. A fee of $90,000 is due to European Venture Finance for the 1998 placements. The Common Stock was placed in reliance on the exemption from registration under the Securities Act provided by Regulation D promulgated under the Securities Act.

On December 17, 1997, the Company issued 1,000 shares of Series A Convertible Preference Shares of the Company's Class B Preferred Stock for a total consideration of $1,000,000 to Marshall Capital Management, Inc. (formerly Proprietary Convertible Investment Group, Inc.) and CC Investments LDC. The Series A Class B Preference Shares are convertible after three months into a number of shares of Common Stock, determined by dividing the stated value of $1,000 per share by the lesser of: $3.2038 (the "Fixed Conversion Price") and a price (the "Floating Conversion Price") calculated by (i) determining the average of the three lowest closing bid prices for the Common Stock during the thirty trading days occurring immediately prior to, but not including, the conversion date, and (ii) multiplying such average by a defined conversion percentage (the "Conversion Percentage"). The Conversion Percentage decreases from 100% to 85% as the holding period increases. Dividends are cumulative and may be paid, at the option of the Company and with prior notice, in additional shares of Common Stock at an annual dividend rate of 8%. Warrants for the purchase of 61,718 shares of Common Stock were issued in connection with the issuance of the Series A Class B Convertible Preference Shares. The warrants, which have an exercise price of $3.2038, are exercisable beginning June 17, 1998 and expire on December 17, 1999. Under the agreement, the Company had the option of selling a second tranche with 123,434 warrants for an aggregate purchase price of $2,000,000 following the installation of the Company's gaming software on an SIA aircraft and the availability of the software to paying passengers in the entire cabin. The Company's option with respect to the second tranche, was set to expire on June 17, 1998. Upon agreement of the parties, funding of the second tranche was deferred until a registration statement for resale of Common Stock issued upon conversion of the Series A Class B Preference Shares had been declared effective by the SEC. The registration statement was declared effective on July 15, and the additional funding of $2,000,000 was completed on July 24, 1998. A fee of $140,000 is due to European Venture Finance for the 1998 placements. The Common Stock and warrants were placed in reliance on the exemption from registration under the Securities Act provided by Regulation D promulgated under the Securities Act. The Series A Class B Preference Shares do not have any voting rights.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's held its Annual General Meeting for the fiscal period ended December 31, 1997 on May 14, 1998. The following matters were voted upon at the meeting:

     1.   Election of seven persons to the Board of Directors;

     2. Ratification of the appointment of Ernst & Young LLP as the Company's independent public accountants.

There were 15,403,611 shares of Common Stock voted at the Annual General Meeting as follows:

     1.   Election of Directors:

                                     Votes For            Votes Withheld             Abstain               Not Voted
                                     ---------            --------------             -------               ---------
      Nominee                    Number        %          Number       %         Number       %         Number        %
      -------                    ------       ----        -------     ---        -------     ---        -------      ---
Anthony P. Clements            14,247,463     92.5        464,579     3.0        172,819     1.1        518,750      3.4
Brian Deeson                   14,152,513     91.9        559,529     3.6        172,819     1.1        518,750      3.4
Quinten Dreesmann*             14,226,663     92.4        485,379     3.1        172,819     1.1        518,750      3.4
Laurence Geller                13,989,813     90.8        722,229     4.7        172,819     1.1        518,750      3.4
Phillip Gordon                 13,989,213     90.8        722,829     4.7        172,819     1.1        518,750      3.4
Amnon Shiboleth                13,989,213     90.8        722,829     4.7        172,819     1.1        518,750      3.4
Gordon Stevenson               14,319,813     93.0        392,229     2.5        172,819     1.1        518,750      3.4

*Mr. Malcolm Burke, an incumbent director, withdrew his name from nomination for re-election. Ballots cast in the name of Mr. Burke were voted to Mr. Dreesmann.

     2. Approval of Ernst & Young LLP

                 Number          %
             ---------------  --------
For               14,394,797     93.4
Against               55,285      0.4
Withheld             374,629      2.4
Abstain               60,150      0.4
Not Voted            518,750      3.4

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

EXHIBIT     DESCRIPTION
----------  ------------------------------------------------------------------
2.          Plan and Agreement of Merger and Amalgamation, dated as of May 13,
            1997, among the Company, SGI Holding Corporation Limited, IEL and
            Harrah's Interactive Investment Company. (Incorporated by reference to the same numbered exhibit to the Registrant's Form 8-K as filed with the SEC on June 27, 1997.)

3.i(a) Articles of Incorporation (Yukon Territory). (Incorporated by reference to Exhibit 1.1 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on October 12, 1993.)

3.i(b)      Certificate of Continuance (Bermuda). (Incorporated by reference to
            Exhibit 1.2 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 16, 1996.)

3.ii Bye-Laws as amended. (Incorporated by reference to the same numbered exhibit to the Registrant's Annual Report on Form 10-K/A No. 2 as filed with the SEC on July 8, 1998.)

4.1 Escrow Agreement dated May 27, 1992, as amended, among Montreal Trust Company of Canada, the Company and certain shareholders. (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on October 12, 1993.)

4.2 Redemption Agreement, dated as of February 25, 1997, between the Company and Anthony Clements and Rex Fortescue. (Incorporated by reference to Exhibit 3.12 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 12, 1997.)

4.3 Redemption and Cancellation Agreement, dated as of April 30, 1997, between the Company and Sky Games International, Inc. (Incorporated by reference to Exhibit 3.13 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 12, 1997.)

4.4 Shareholder Rights Agreement, dated June 17, 1997, between the Company and Harrah's Interactive Investment Company. (Incorporated by reference to Exhibit 3.15 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 12, 1997.)

4.5 Registration and Preemptive Rights Agreement, dated June 17, 1997, between the Company and Harrah's Interactive Investment Company. (Incorporated by reference to Exhibit 4(a) to the Registrant's Form 8-K as filed with the SEC on June 27, 1997.)

4.6 Registration Rights Agreement, dated June 17, 1997, between the Company and B/E Aerospace, Inc. (Incorporated by reference to
            Exhibit 4(b) to the Registrant's Form 8-K as filed with the SEC on June 27, 1997.)

4.7         Subscription Agreement, dated as of October 22, 1997, between the
            Company and

            Henderson International Investments Limited. (Incorporated by reference to Exhibit 3.22 to the Registrant's Quarterly Report on Form 10-Q/A No. 1 as filed with the SEC on July 8, 1998.)

4.8 Subscription Agreement, dated as of October 22, 1997, between the Company and Michael A. Irwin. (Incorporated by reference to Exhibit
            3.23 to the Registrant's Quarterly Report on Form 10-Q/A No. 1 as filed with the SEC on July 8, 1998.)

4.9 First Amendment to Registration and Preemptive Rights Agreement dated March 18, 1998 between the Company and Harrah's Interactive Investment Company. (Incorporated by reference to Exhibit 99.22 to the Registrant's Amended Registration Statement on Form S-3 as filed with the SEC on July 15, 1998.)

4.10 First Amendment to Subscription Agreement between the Company and Henderson International Investments Limited dated as of April 2, 1998. (Incorporated by reference to Exhibit 99.23 to the Registrant's Amended Registration Statement on Form S-3 as filed with the SEC on July 15, 1998.)

4.11 Securities Purchase Agreement between the Company and each of Marshall Capital Management, Inc. (formerly Proprietary Convertible Investment Group, Inc.) and CC Investments, LDC dated as of December 17, 1997. (Incorporated by reference to Exhibit 99 to the Registrant's Form 8-K as filed with the SEC on December 24, 1997.)

4.12 Registration Rights Agreement between the Company and each of Marshall Capital Management, Inc. (formerly Proprietary Convertible Investment Group, Inc.) and CC Investments, LDC dated as of December 17, 1997. (Incorporated by reference to Exhibit 4(c) to the Registrant's Form 8-K as filed with the SEC on December 24, 1997.)

4.13 Securities Purchase Agreement between the Company and Palisades Holding, Inc. dated February 20, 1998. (Incorporated by reference to
            Exhibit 99.6 to the Registrant's Amended Registration Statement on Form S-3 as filed with the SEC on July 15, 1998.)

4.14 Registration Rights Agreement between the Company and Palisades Holding, Inc. dated February 20, 1998. (Incorporated by reference to
            Exhibit 99.5 to the Registrant's Amended Registration Statement on Form S-3 as filed with the SEC on July 15, 1998.)

4.15        Securities Agreement between the Company and B/E Aerospace, Inc.
            dated June 25, 1998. (Incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K filed with the SEC July 2, 1998.)

10.5* Services Agreement, dated as of November 7, 1995, between IEL and Singapore Airlines Limited. (Incorporated by reference to Exhibit
            3.9 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 16, 1996.)

10.6* Software License and Software Services Agreement, dated as of November 7, 1995, between IEL and Singapore Airlines Limited. (Incorporated by reference to Exhibit 3.10 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 16, 1996.)

10.7 Sublease Agreement dated as of June 5, 1997, between IEL and Harrah's Operating Company, Inc. (Incorporated by reference to
            Exhibit 3.11 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 12, 1997.)

10.8 Consulting Agreement, dated as of April 30, 1997, between the Company and James P. Grymyr. (Incorporated by reference to Exhibit
            3.14 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 12, 1997.)

10.9* Software License Agreement, dated June 17, 1997, between the Company and Harrah's Interactive Investment Company. (Incorporated by reference to Exhibit 3.16 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 12, 1997.)

10.10 Continuing Services Agreement, dated June 17, 1997, between the Company and Harrah's Interactive Entertainment Company. (Incorporated by reference to Exhibit 3.17 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 12, 1997.)

10.11 Termination Agreement and Release, dated as of June 17, 1997, among the Company, SGI Holding Corporation Limited, IEL, Harrah's Interactive Investment Company, and Harrah's Interactive Entertainment Company. (Incorporated by reference to Exhibit 3.21 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 12, 1997.)

27**        Financial Data Schedule
*Confidential treatment has been granted.
**Submitted herewith.

(b)  REPORTS FILED ON FORM 8-K

     8-K filed July 2, 1998 for Securities Agreement dated June 25, 1998.

                                   Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       INTERACTIVE ENTERTAINMENT LIMITED


August 10, 1998                        BY: /s/ David B. Lamm
                                           --------------------------
                                           Chief Financial Officer


August 10, 1998                        BY: /s/ Michael A. Irwin
                                           --------------------------
                                           Controller
                                           (Chief Accounting Officer)