Form 10-Q
period 1998-09-30
INTERACTIVE ENTERTAINMENT LTD
filed 1998-11-23
CIK 882537

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

The registrant had 23,087,413 shares of common stock outstanding as of November 13, 1998.

Exhibit index is located on page 17.

                       INTERACTIVE ENTERTAINMENT LIMITED

                                     INDEX


PART I. FINANCIAL INFORMATION                                                         PAGE

Item 1. Consolidated Financial Statements

        Consolidated Balance Sheets - September 30, 1998 and December 31, 1997          3

        Consolidated Statements of Operations - Three Months ended September 30,
        1998 and September 30, 1997                                                     4

        Consolidated Statements of Operations - Nine Months ended September 30, 1998
        and Seven Months ended September 30, 1997                                       4

        Consolidated Statements of Cash Flows - Nine Months ended September 30, 1998
        and Seven Months ended September 30, 1997                                       5

        Notes to Consolidated Financial Statements                                      6


Item 2. Management's Discussion and Analysis of Financial Condition and                11
        Results of Operations


PART II. OTHER INFORMATION

Item 6.(a) Exhibits                                                                    17

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       INTERACTIVE ENTERTAINMENT LIMITED
                       ---------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (UNAUDITED)
                                  -----------

                                            ASSETS
                                            ------
                                                                                            September 30,            December 31,
                                                                                                1998                    1997
                                                                                       ---------------------    --------------------
Current Assets
   Cash and cash equivalents                                                                $    905,454            $  1,239,864
   Accounts and notes receivable, less allowance for
     doubtful accounts of $46,828                                                                123,565                   3,859
   Prepaid expenses                                                                              155,549                  97,205
                                                                                            ------------            ------------
       Total current assets                                                                    1,184,568               1,340,928
                                                                                            ------------            ------------

Furniture, fixtures and equipment, at cost                                                       982,240                 974,568
   Less: accumulated depreciation                                                               (328,652)               (154,610)
                                                                                            ------------            ------------
     Furniture fixtures and equipment, net                                                       653,588                 819,958

Software development costs, net                                                                2,202,721               2,376,782

Singapore Airlines agreement                                                                   1,855,800               1,855,800

Other assets                                                                                           -                 165,599

Goodwill                                                                                      15,746,036              20,952,284
                                                                                            ------------            ------------
       Total assets                                                                         $ 21,642,713            $ 27,511,351
                                                                                            ============            ============

                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------

Current liabilities
   Accounts payable and accrued expenses                                                    $    650,192            $    644,051
                                                                                            ------------            ------------
       Total current liabilities                                                                 650,192                 644,051

Convertible debentures                                                                                 -                 530,000

Shareholders' equity
   Class A preferred shares, $0.01 par value, authorized - 3,000
     shares, outstanding - 2,237 shares and 2,737 shares                                              22                      27
   Class B preferred shares, $0.01 par value, authorized - 5,000,000
     shares, outstanding - 3,090 shares and 1,000 shares                                              31                      10
   Common shares, $0.01 par value, authorized - 50,000,000
     shares, outstanding - 20,934,789 and 19,428,334 shares                                      209,348                 194,283
   Additional paid-in-capital                                                                 65,938,017              60,951,919
   Accumulated deficit                                                                       (45,154,897)            (34,808,939)
                                                                                            ------------            ------------
                                                                                              20,992,521              26,337,300
                                                                                            ------------            ------------
       Total liabilities and shareholders' equity                                           $ 21,642,713            $ 27,511,351
                                                                                            ============            ============

                       INTERACTIVE ENTERTAINMENT LIMITED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                 Three Months Ended                        Nine Months             Seven Months
                                                    September 30,                             Ended                    Ended
                                      -----------------------------------------           September 30,             September 30,
                                            1998                   1997                       1998                     1997
                                      ----------------     --------------------       -------------------       -------------------

Revenue                                 $   58,045               $        -               $   169,650                $         -

Operating Expenses
  General and administrative               681,005                  506,475                 2,233,575                  1,601,539
  Consulting and contract
   labor                                   102,762                  158,632                   275,992                  2,912,800
  Marketing                                 30,315                  112,849                   146,126                    217,841
  Management fees                                -                   41,184                         -                    114,351
  Legal                                     72,507                  185,581                   224,586                    530,699
  Depreciation and
   amortization                          2,518,523                2,152,692                 7,194,909                  2,489,306
                                        ----------               ----------               -----------                -----------
                                         3,405,112                3,157,413                10,075,188                  7,866,536

Other (Income) and Expense
  Interest expense                               -                  410,828                   188,249                  4,099,843
  Interest income                          (13,901)                  (1,321)                  (29,143)                    (9,189)
  Amalgamation expense                           -                  100,000                         -                    100,000
  Asset valuation adjustment                     -                  449,267                         -                    449,267
                                        ----------               ----------               -----------                -----------
                                           (13,901)                 958,774                   159,106                  4,639,921

Loss Before Minority Interest
  and Extraordinary Item                 3,333,166                4,116,187                10,064,644                 12,506,457
  Minority Interest                              -                        -                         -                   (163,842)
                                        ----------               ----------               -----------                -----------
Loss Before Extraordinary Item           3,333,166                4,116,187                10,064,644                 12,342,615
  Early extinguishment of debt                   -                        -                         -                  1,824,222
                                        ----------               ----------               -----------                -----------
Net Loss                                $3,333,166               $4,116,187               $10,064,644                $14,166,837
                                        ==========               ==========               ===========                ===========

Basic and Diluted Loss Per Share
Numerator for basic and diluted loss
  per share:
  Net loss                              $3,333,166               $4,116,187               $10,064,644                $14,166,837
  Preferred stock dividends                108,741                   62,302                   281,314                    144,424
                                        ----------               ----------               -----------                -----------
  Loss to common shareholders           $3,441,907               $4,178,489               $10,345,958                $14,311,261
                                        ==========               ==========               ===========                ===========

Denominator for basic and diluted
  loss per share
  Weighted average shares outstanding   20,841,778               18,403,497                20,438,746                 14,026,354
                                        ==========               ==========                ==========                 ==========

Loss Per Share
  Before extraordinary item             $     0.17               $    0.23                 $     0.51                 $     0.89
  Extraordinary item                             -                       -                          -                       0.13
                                        ----------               ---------                 ----------                 ----------
Net Loss Per Share                      $     0.17               $    0.23                 $     0.51                 $     1.02
                                        ==========               =========                 ==========                 ==========

                       INTERACTIVE ENTERTAINMENT LIMITED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                               Nine Months           Seven Months
                                                                                                  Ended                  Ended
                                                                                              September 30,          September 30,
                                                                                                   1998                   1997
                                                                                           -------------------    ------------------
OPERATING ACTIVITIES
Net Loss                                                                                      $(10,064,644)          $(14,166,637)
Reconciliation of net loss to net cash used in operating activities
  Depreciation and amortization                                                                  7,194,909              2,489,306
  Issuance of shares for financing fee                                                                   -                650,000
  Issuance of shares for consulting agreement                                                            -              2,417,568
  Issuance of options for consulting                                                                51,000                      -
  Extraordinary loss on debt conversion                                                                  -              1,824,222
  Non-cash interest expense                                                                        171,092              4,014,879
  Asset valuation adjustment                                                                             -                449,267
  Other                                                                                             12,819                (96,604)
  Changes in assets/liabilities (excluding effect of acquisition)
    Accounts receivable                                                                            (67,180)                69,381
    Prepaid expenses                                                                               (58,344)              (126,114)
    Accounts payable and accrued expenses                                                          (35,982)                74,326
                                                                                              ------------           ------------
      Net cash used in operating activities                                                     (2,796,330)            (2,400,406)
                                                                                              ------------           ------------

INVESTING ACTIVITIES
  Purchases of furniture and fixtures and equipment                                                 (7,672)              (153,625)
  Software development                                                                            (101,280)              (808,379)
                                                                                              ------------           ------------
      Net cash used in investing activities                                                       (108,952)              (962,004)
                                                                                              ------------           ------------

FINANCING ACTIVITIES
  Advances from affiliated companies                                                                     -              1,007,875
  Issuance of preferred stock                                                                    2,041,623                      -
  Issuance of common stock                                                                       1,310,563                      -
  Issuance of convertible debentures                                                                     -              2,014,190
  Redemption of preferred stock                                                                   (500,000)                     -
  Payment of preferred stock dividends                                                            (281,314)              (144,424)
                                                                                              ------------           ------------
      Net cash provided by financing activities                                                  2,570,872              2,877,641
                                                                                              ------------           ------------

  Net decrease in cash                                                                            (334,410)              (484,769)
  Cash, beginning of period                                                                      1,239,864                626,074
                                                                                              ------------           ------------
  Cash, end of period                                                                         $    905,454           $    141,305
                                                                                              ============          =============

               INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUBSEQUENT EVENTS

On November 12, 1998, the Company announced that it had been unable to attract the additional capital necessary for continued development of its Sky Games inflight gaming business and that it had discontinued all operations associated with the Sky Games product line and plans to conduct an orderly disposition of all the assets related to the Sky Games product. The Company stated that it would refocus its business efforts to concentrate exclusively on its Sky Play PC games, non-gaming inflight customers and business. All employees were terminated as of November 13, 1998. Some former employees have been retained on a part-time contract basis to assist with the asset disposition and management of Sky Play. Discontinuance of the Sky Games business will result in a write-off of approximately $18-20 million during the fourth quarter of 1998 including $1.9 million for the Singapore Airlines agreement, $2.1 million for unamortized software development costs, $13.9 million for unamortized goodwill, and an amount yet to be determined for the write-down of furniture, fixtures and equipment. It is possible that the Company will have negative shareholders' equity following the write-offs. The discontinuation of the Sky Games business may have an adverse impact on the Sky Play business.

On October 5, 1998, the Company was notified by Nasdaq that the Company's shares had failed to maintain a bid price greater than or equal to $1.00 per share for the prior thirty consecutive trading days. Maintenance of a $1.00 stock price is required for continued listing of the Company's Common Stock on the Nasdaq SmallCap Market. Under Nasdaq's Marketplace Rules, the Company may regain compliance if the price of the Common Stock closes at or above $1.00 per share for ten consecutive trading days prior to January 5, 1999. If the Company is not in compliance by January 5, 1999, its Common Stock will be subject to delisting. The Company expects that its Common Stock will be delisted from the Nasdaq SmallCap Market on or about January 5, 1999. At that time, the Company expects that its Common Stock will begin trading through the OTC Bulletin Board/R/ which is a regulated quotation service of the Nasdaq Stock Market, Inc.

Delisting of the Company's Common Stock from the Nasdaq SmallCap Market will place the Company in default of certain agreements related to the sale of the Series A Class B Preference Shares and Series B Class B Preference Shares. A default will require the Company to redeem the remaining outstanding shares of the Series A and Series B Preference Shares at 130% of the stated value of the shares. The Company does not currently have the resources to redeem such shares. The Company is currently in default under its Registration Rights Agreement with the holders of the Series A and Series B Class B Preference Shares. See Note 6-- "Shareholders Equity".

The Company intends to work with any interested parties to try to raise additional financing and with respect to arranging acquisitions or strategic alliances and, if necessary an orderly disposition of assets, including the possible sale of its Sky Play business. There are no assurances that such efforts will be successful and that, if they are successful, the Company will be able to reenter the inflight gaming business.

NOTE 2 - NATURE OF OPERATIONS

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

The Company is a Bermuda exempted company which, in June 1997, changed its name from Sky Games International, Ltd. ("SGI") to Interactive Entertainment Limited. The Company's activities have been focused on providing inflight gaming software and services by developing, implementing and operating a computer-based interactive video entertainment system of gaming and other entertainment activities on, but not limited to, the aircraft of international commercial air carriers.

The Company has entered into a contract to provide its gaming software to one international airline, Singapore Airlines ("SIA"). SIA has selected the Matsushita Avionics Systems Corporation ("MASC") hardware platform and operating system for its interactive entertainment system. Following an extensive series of integration tests, laboratory tests and aircraft trials, SIA launched the first flight with gaming on June 1, 1998 on one aircraft. A second aircraft was added in Mid-October. As of September 30, 1998, the Company's Sky Games(TM) software was still operational on one aircraft to evaluate: (i) acceptance of the system by passengers; and (ii) the effectiveness of the already completed crew training and to identify and, if necessary, correct any technical issues that may be discovered during operations. Upon an evaluation satisfactory to SIA, it is expected that the system would then be rolled out to the remaining SIA fleet of wide-body aircraft over a period of up to 24 months. The roll-out is to be made ultimately to all classes of service on SIA's fleet of 60 wide-body aircraft. The pace of the roll-out depends on various factors such as acceptance of the system, time for crew training and the necessity of addressing technical issues. As a result, there is no timetable for the roll-out and one cannot be predicted. It is in SIA's discretion to determine whether the performance of the Company's software is sufficient and when the roll-out is to begin. Management continues to believe the success of its software on SIA will be critical to its ability to secure additional airline contracts. The Company has yet to receive any significant revenues under its agreement with SIA and may never receive any such anticipated revenues. (See Note 1, "Subsequent Events".)

On January 13, 1998, the Company completed the acquisition of all the outstanding capital stock of Inflight Interactive Limited ("IIL") in exchange for 500,000 shares of the Company's $.01 par value common stock (the "Common Stock"). IIL is a United Kingdom developer and provider of amusement games to the airline industry. The games are marketed under the name Sky Play and are currently operating on a number of airlines, including American Airlines, Cathay Pacific, Continental, Egyptair, Lauda Air, Malaysia Airlines, Saudi Arabian Airlines, and Virgin Atlantic. Sky Play games are in development for Air China. The purchase agreement provides for the Company to issue up to 250,000 additional shares of Common Stock to the previous owners of IIL upon achievement of certain milestones regarding implementation of the Company's Sky Games gaming software with an international airline to be designated by the parties. The acquisition was accounted for using the purchase method.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Sky Games International Corp. (a Nevada corporation), Creator Island Equities Inc., (a Yukon Territory corporation), IEL (Singapore) Pte. Ltd. (a Singapore corporation) and, (since January 13, 1998), Inflight Interactive Limited (a U.K. corporation). For periods prior to the acquisition of the minority interest in Old IEL discussed in Note 4, the consolidated financial statements also include the accounts of SGI Holding Corporation Ltd. and the Company's 80% ownership of Old IEL. All material intercompany transactions have been eliminated in consolidation.

Comprehensive Income

During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"). The Company adopted this statement as of the beginning of 1998.
SFAS No 130 established new rules for the reporting and display of comprehensive income and its components. There is no difference between the net loss and the total comprehensive net loss for the nine months and seven months ended September 30, 1998 and 1997, respectively.

NOTE 4 - ACQUISITION OF MINORITY INTEREST

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

NOTE 5 - CONVERTIBLE DEBENTURES

During the ten months ended December 31, 1997, the Company issued $2,163,250 of 8% convertible debentures due in 1999. The outstanding balance of convertible debentures as of December 31, 1997 totaled $530,000.

All of the debentures outstanding as of December 31, 1997 were converted into 252,862 shares of Common Stock during the first quarter of 1998, and all remaining deferred interest charges and placement fees totaling $148,000 were expensed during the period and are included as interest expense during the nine month period ended September 30, 1998.

NOTE 6 - SHAREHOLDERS' EQUITY

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

The Company has an agreement with BEA pursuant to which BEA and the Company have agreed that the Company will redeem the Class A Preference Shares held by BEA at their redemption price of $1,000 per share plus accrued and unpaid dividends in installments equal to $100,000 on June 30, 1998, $200,000 on each of July 31, August 31 and September 30, 1998, and $100,000 on the last business day of each month thereafter beginning October 31, 1998 through May 31, 2000. If the Company is in compliance with its redemption obligations, BEA has agreed not to convert any of its Class A Preference Shares. The Class A Preference Shares do not have any voting rights. During the nine month period ended September 30, 1998, 500 shares of the Class A Preference Shares were redeemed by the Company. The Company did not make the redemption of $200,000 scheduled for September 30, 1998. The Company and BEA have agreed to a four month temporary suspension of the redemption agreement. As of November 13, 1998, 2,237.443 Class A Preference Shares were outstanding and were convertible into 11,790,288 shares of Common Stock on that date. The actual number of shares of Common Stock issuable upon conversion may be higher or lower and is based on a discount to the 20 day average of the mean closing bid and ask price of the Company's Common Stock and is inversely proportional to the market price of the Company's Common Stock i.e. if the average share price decreases, the number of shares of Common Stock issuable increases.

In October 1997, the Company completed an agreement with an investor for the private placement of 925,747 shares of Common Stock for an aggregate purchase price of $3.0 million. $1.5 million (approximately $1,352,000 net of offering expenses), ("Tranche A"), was received upon closing while the remaining $1.5 million ("Tranche B") was to be funded upon and was contingent upon completion of the first flight with the Company's software available in all seats of a Singapore Airlines aircraft prior to April 22, 1998. For each five shares of Common Stock purchased and held for a minimum of six months, the investor was to have received one warrant for the purchase of additional shares. Warrants were to be exercisable at a price of $3.8125 per share for 18 months from their issue. As of April 2, 1998 the Company and the investor agreed to amended terms under which 50% of the remaining portion ($750,000) was funded immediately while the other 50% was to be funded under the terms of the original agreement. The subscription price for the Common Stock purchased in Tranche B was revised to $2.62125. Warrants issuable under Tranche A will not be issued. However, for each of the 286,123 Common Shares purchased in Tranche B, 0.85 of a warrant to purchase Common Stock will be issued after a six month holding period for the Common Stock purchased in Tranche B. The warrants, if issued, will have an exercise price of $2.62125 and a term of 18 months. The first $750,000 was funded under the amended terms; however, the flight required for funding of the second $750,000 did not take place prior to April 22, 1998. Subsequently, IEL and the investor agreed to a $750,000 purchase on the same terms. This additional investment was consummated on June 5, 1998.

On December 17, 1997, the Company issued 1,000 shares of Series A Convertible Preference Shares of the Company's Class B Preferred Stock to two investors for a total consideration of $1,000,000. The Series A Class B Preference Shares are convertible into a number of shares of Common Stock, determined by dividing the stated value of $1,000 per share by the lesser of: $3.2038 (the "Fixed Conversion Price") and a price (the "Floating Conversion Price") calculated by

(i) determining the average of the three lowest closing bid prices for the Common Stock during the thirty trading days occurring immediately prior to, but not including, the conversion date, and (ii) multiplying such average by a defined conversion percentage (the "Conversion Percentage"). The Conversion Percentage decreases from 100% to 85% as the holding period increases.
Dividends are cumulative and may be paid, at the option of the Company and with prior notice, in additional shares of Common Stock at an annual dividend rate of 8%. Warrants for the purchase of 61,718 shares of Common Stock were issued in connection with the issuance of the Series A Class B Convertible Preference Shares. The warrants, which have an exercise price of $3.2038, are exercisable beginning June 17, 1998 and expire on December 17, 1999. Under the agreement, the Company had the option of selling a second tranche with 123,434 warrants for an aggregate purchase price of $2,000,000 following the installation of the Company's gaming software on an SIA aircraft and the availability of the software to paying passengers in the entire cabin. The Company's option with respect to the second tranche, was set to expire on June 17, 1998. Upon agreement of the parties, funding of the second tranche was deferred until a registration statement for resale of Common Stock issued upon conversion of the Series A Class B Preference Shares had been declared effective by the SEC. The registration statement was declared effective on July 15, and the additional funding of $2,000,000 was completed on July 24, 1998. As of November 13, 1998, 580 shares of the Series A Class B Preference Shares had been converted into 2,219,269 shares of Common Stock, and 2,420 shares remained outstanding. As of November 13, 1998, the 2,420 outstanding Series A Class B Preference Shares were convertible into 20,423,736 shares of Common Stock. The actual number of shares of Common Stock issued upon conversion may be higher or lower and is based on a discount to the average of the lowest three closing bid prices of the Company's Common Stock during the last 30 trading days and is inversely proportional to the market price of the Company's Common Stock i.e. if the average share price decreases, the number of shares of Common Stock issued upon conversion will increase.

As of February 20, 1998, the Company sold 300 shares of Series B Class B Convertible Preferred Stock at $1,000 per share. The Series B Class B Convertible Preferred Shares have the same dividend and conversion features as the Series A Class B Convertible Preferred Shares. The investor also received a warrant to purchase 18,515 shares of Common Stock at a price of $3.2038 for 18 months. As of November 13, 1998, 23 shares of the Series B Class B shares had been converted into 114,702 shares of Common Stock and 277 shares remained outstanding. As of November 13, 1998, the 277 outstanding Series B Class B Preference Shares were convertible into 2,337,758 shares of Common Stock. The actual number of shares of Common stock issued upon conversion may be higher or lower and is based on a discount to the average of the lowest three closing bid prices of the Company's Common Stock during the last 30 trading days and is inversely proportional to the market price of the Company Common Stock i.e. if the average share price decreases, the number of shares of Common Stock issued upon conversion will increase.

NOTE 7 - AGREEMENT REGARDING REDEMPTION OF PERFORMANCE SHARES

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

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

On November 12, 1998, the Company announced that it had been unable to attract the additional capital necessary for continued development of its Sky Games inflight gaming business and that it had discontinued all operations associated with the Sky Games product line and plans to conduct an orderly disposition of all the assets related to the Sky Games product. The Company stated that it would refocus its business efforts to concentrate exclusively on its Sky Play PC games, non-gaming inflight customers and business. All employees were terminated as of November 13, 1998. Some former employees have been retained on a part-time contract basis to assist with the asset disposition and management of Sky Play. Discontinuance of the Sky Games business will result in a write-off of approximately $18-20 million during the fourth quarter of 1998 including $1.9 million for the Singapore Airlines agreement, $2.1 million for unamortized software development costs, $13.9 million for unamortized goodwill, and an amount yet to be determined for the write-down of furniture, fixtures and equipment. It is possible that the Company will have negative shareholders' equity following the write-offs. The discontinuation of the Sky Games business may have an adverse impact on the Sky Play business.

On October 5, 1998, the Company was notified by Nasdaq that the Company's shares had failed to maintain a bid price greater than or equal to $1.00 per share for the prior thirty consecutive trading days. Maintenance of a $1.00 stock price is required for continued listing of the Company's Common Stock on the Nasdaq SmallCap Market. Under Nasdaq's Marketplace Rules, the Company may regain compliance if the price of the Common Stock closes at or above $1.00 per share for ten consecutive trading days prior to January 5, 1999. If the Company is not in compliance by January 5, 1999, its Common Stock will be subject to delisting. The Company expects that its Common Stock will be delisted from the Nasdaq SmallCap Market on or about January 5, 1999. At that time, the Company expects that its Common Stock will begin trading through the OTC Bulletin Board/R/ which is a regulated quotation service of the Nasdaq Stock Market, Inc.

Delisting of the Company's Common Stock from the Nasdaq SmallCap Market will place the Company in default of certain agreements related to the sale of the Series A Class B Preference Shares and Series B Class B Preference Shares. A default will require the Company to redeem the remaining outstanding shares of the Series A and Series B Preference Shares at 130% of the stated value of the shares. The Company does not currently have the resources to redeem such shares. The Company is currently in default under its Registration Rights Agreement with the holders of the Series A and Series B Class B Preference Shares. See Note 6-- "Shareholders Equity".

The Company intends to work with any interested parties to try to raise additional financing and with respect to arranging acquisitions or strategic alliances and, if necessary an orderly disposition of assets, including the possible sale of its Sky Play business. There are no assurances that such efforts will be successful and that, if they are successful, the Company will be able to reenter the inflight gaming business.

Overview

Interactive Entertainment Limited ("IEL" or the "Company"), formerly known as Sky Games International Ltd. ("SGI"), is a Bermuda exempted company which was incorporated on January 28, 1981. The Company's activities have been focused on providing inflight gaming software and services by developing, implementing and operating a computer-based interactive video entertainment system of gaming and other entertainment activities on, but not limited to, the aircraft of international commercial air carriers.

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

The following statements regarding operations of inflight gaming with Singapore Airlines ("SIA") refer to operations through September 30, 1998. The Company ceased operations of its inflight gaming system on November 12, 1998 and the Company's gaming software has subsequently either been removed from or deactivated on the two operating aircraft. See Note 1 - "Subsequent Events".

The Company has yet to generate any significant operating revenues and has no assurance of future revenues. Its principal activities through September 30, 1998, consisted of developing, testing and marketing the inflight gaming software. As of September 30, 1998, IEL had a contract to provide its gaming software to Singapore Airlines ("SIA"), which has various termination provisions. The contract provides for a trial period which ends on the earlier of (a) March 1, 1999, or (b) upon installation of the software in eight aircraft. As of September 30, 1998, the software was installed and operational on one aircraft. During this trial period, the airline has no affirmative obligation to install the system on any or all of its aircraft; although, if 12 aircraft are not installed with the system within 18 months from the date inflight gaming begins, IEL may terminate the contract. The contract with Singapore Airlines is the Company's only contract to provide its gaming software to an airline.

The Company's software has been installed and operational on one SIA B747-400 since June 1, 1998. The Company initially experienced technical problems with the hardware which caused system components to drop from the aircraft's local area network thus disabling gaming. IEL implemented changes in its software in mid-September to make the software more tolerant to hardware and network faults. As a result, the availability of gaming improved dramatically and the Company was allowed by SIA to install its software on a second aircraft in October, 1998.

Passenger penetration has remained below expectations. SIA is restricted by the Singapore government from advertisement of the gaming features. Passengers were made aware of the availability of gaming only through a cabin announcement on the aircraft's public address system shortly after takeoff and by a brochure in the seat pocket. With a few exceptions, all flights have been on short-haul routes of approximately 3-4 hours where passenger play time is limited or on routes that include an overnight flight segment during which passengers have a greater tendency to sleep rather than to seek entertainment options.

The average length of play was also below expectations. Management believes that this is due to the fact that a significant number of the gaming flights were on the Singapore-Hong Kong routes. This is a flight of approximately 3.5 hours with limited leisure time available to passengers after delivery of cabin services.

Technical issues and participation notwithstanding, there are two areas in which results exceeded expectations. The average bet by participants and the average number of plays per hour have consistently been higher than initial expectations.

On January 13, 1998, the Company completed the acquisition of all the outstanding stock of Inflight Interactive Limited ("IIL") in exchange for 500,000 shares of the Company's Common Stock. IIL is a U. K. developer and provider of amusement games to the airline industry marketed under the name Sky Play. IIL's games are currently operating on approximately 60 aircraft of a number of airlines, including American Airlines, Cathay Pacific, Continental, Egyptair, Lauda Air, Malaysia Airlines, Saudi Arabian Airlines and Virgin Atlantic. Development efforts are underway with Air China. American and Continental are currently in a trial period and have not yet contributed to revenue; revenue contributions are expected to begin in October and December, respectively.

The Company does not believe that it has exposure to the "Year 2000 Problem." Software developed by the Company is compliant with dates in the year 2000. The Company uses commercial software produced by a variety of vendors and believes that all of its major systems are compliant.

Results of Operations

During 1997, the Board of Directors changed the Company's fiscal year from the last day of February to the last day of December. As a result of the change, the comparable year-to-date period in 1997 consists of the seven months ended September 30. Therefore the following discussion relating to year-to-date operations compares a seven month period in 1997 with a nine month period in 1998. Amounts are rounded to the nearest $1,000.

Three Months Ended September 30, 1998 and 1997

Revenue from operations for the three months ended September 30, 1998 was $58,000 compared to zero during the three months ended September 30, 1997. Revenue consisted primarily of fees generated from the Sky Play amusement games acquired with the purchase of IIL. Since the IIL acquisition was completed in January 1998, there was no comparable revenue in the 1997 period. Revenue from the Company's gaming operations which were launched on June 1, 1998 were minimal.

General and administrative expense increased $175,000. This includes an increase in payroll and related costs of $98,000 due to increased staffing in 1998 compared to 1997 as the Company built a permanent staff. Expenses for contract services increased by $40,000 due to initiation of charges under a license agreement with Harrah's to provide batch processing of transaction data. The Company subsequently developed its own software for this purpose and notified Harrah's that it will exercise its termination rights effective December 1998. Expenses for state and local taxes increased by $30,000 due to relocation of the Company's headquarters from Vancouver, British Columbia to Memphis, Tennessee in June 1997 upon which the Company became subject to state taxation.

Consulting and contract labor expenses decreased by $56,000 as the company reduced its reliance on outside contractors who were replaced by permanent employees.

Marketing expenses decreased by $83,000 due a change in the date of the industry's largest trade show from September in 1997 to October in 1998.

Legal expenses decreased by $113,000. The 1997 period included legal costs in conjunction with the Amalgamations.

In the 1997 period, the Company paid $41,000 in management fees related to the Company's former headquarters office in Vancouver, British Columbia. These fees ceased in October 1997.

Depreciation and amortization expenses increased by $366,000. $128,000 of the increase was due to amortization of goodwill associated with the purchase of ILL in January 1998. $207,000 was due to amortization of development costs on the Company's primary software products which began in June 1998. Depreciation expense increased by $31,000 due to increases in furniture, fixtures and equipment that occurred in late 1997.

Interest expense decreased by $411,000. The 1997 period included amounts for interest and amortization of deferred finance charges on the convertible debentures. There were no convertible debentures outstanding during the three months ended September 30, 1998.

In the 1997 period, the company incurred a cost of $100,000 related to closure of the Company's former headquarters in Vancouver, British Columbia. This expense was recorded as amalgamation expense.

In September 1997, the Company wrote down the value of land and certain other assets held by its subsidiary, Creator Island Equities, Inc., to an estimated net realizable value. The amount of the write down was recorded in the 1997 period as an asset valuation adjustment of $449,000. There were no comparable charges in the 1998 period.

Nine Months Ended September 30, 1998 and Seven Months Ended September 30, 1997

Revenue from operations for the nine months ended September 30, 1998 was $170,000 compared to zero in the seven months ended September 30, 1997. Revenue consisted primarily of fees generated from the Sky Play amusement games acquired with the purchase of IIL. Since the IIL acquisition was completed in January 1998, there was no comparable revenue during the seven months ended September 30, 1997.

General and administrative expense increased by $632,000. Included in this amount are increases in payroll and related costs of $68,000; contract services, $72,000; travel, $163,000, investor relations, $55,000; business insurance, $64,000; and taxes, $86,000.

The increase in payroll is due to increases in staff levels to reduce reliance on contract labor offset by the decrease of $650,000 in executive compensation attributable to the expense of the shares issued to Geller & Co. upon completion of the Amalgamations.

Contract services increased due to costs incurred under two separate agreements with Harrah's. Under a Continuing Services Agreement, certain telecommunications, computer systems support and consulting services are provided to the Company. This agreement was in effect for three months of the 1997 period and nine months of the 1998 period. Beginning in June 1998, costs were incurred under a license agreement with Harrah's, which provides the Company with rights to use software developed by Harrah's for the batch processing of transaction data. The Company has subsequently developed its own software for this purpose and has notified Harrah's that it will exercise its termination rights effective December, 1998.

Travel costs increased due to increased travel associated with testing and implementation of the Company's software product and a nine month period compared to a seven month period.

The Company had no business insurance until June 1997.

The increase in taxes is due to consolidation of the Company's headquarters in Memphis, Tennessee in mid-1997 and the Company becoming subject to state and local taxes.

Expenses for consulting and contract labor decreased by $2,688,000. The expense for the seven months ended September 30, 1997 included an expense of $2.4 million for the Grymyr Consulting Agreement. The Company began building a permanent staff in mid-1997 to reduce dependence upon contract labor.

Marketing expenses decreased by $72,000 primarily due to a change in timing of the industry's largest trade show from the third quarter in 1997 to the fourth quarter in 1998.

Legal expenses decreased by $306,000. The seven months ended September 30, 1997 included legal costs in conjunction with the Amalgamations.

Depreciation and amortization expenses increased by $4,706,000. $3,945,000 of the increase was attributable to amortization of goodwill associated with the Amalgamations which occurred in June 1997. $368,000 was due to amortization of goodwill associated with the purchase of ILL in January 1998. $275,000 was due to amortization of development costs on the Company's primary software product which began in June 1998. Depreciation expense increased by $118,000 due to increases in furniture, fixtures and equipment that occurred in late 1997.

Interest expense decreased by $3,912,000. The seven months ended September 30, 1997 included an expense of $3,466,000 for the beneficial conversion feature of the Harrah's Loan and $456,000 related to amortization of deferred finance charges upon conversion of the convertible debentures.

During the seven months ended September 30, 1997, the Company recorded an extraordinary expense in the amount of $1,824,000 related to the exchange of the Class A Preference Shares for debt. There was no comparable expense during the nine months ended September 30, 1998.

Liquidity and Capital Resources

At September 30, 1998 the Company had working capital of $534,000. The Company's primary source of funding has been through sales of its equity and securities convertible into equity.

See Note 1--"Subsequent Events".

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


                              INTERACTIVE ENTERTAINMENT LIMITED


November 20, 1998                              BY:   /s/ David Lamm
                                                     --------------------------
                                                     Chief Financial Officer


November 20, 1998                              BY:   /s/ Michael A. Irwin
                                                     --------------------------
                                                     Controller
                                                     (Chief Accounting Officer)