Form 10-K
period 1998-12-31
INTERACTIVE ENTERTAINMENT LTD
filed 1999-08-20
CIK 882537

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                 For the fiscal year ended December 31, 1998.

OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

               For the transition period from                 .

                          Commission File No. 0-22622

                       INTERACTIVE ENTERTAINMENT LIMITED
            (Exact name of registrant as specified in its charter)

                   BERMUDA                                 I.R.S. No. 98-0170199
       (Jurisdiction of Incorporation)              (I.R.S. Employer Identification No.)

                               P. O. Box 241603
                               MEMPHIS, TN 38124
                   (Address of principal executive offices)

       Registrant's telephone number, including area code: 901 685-0200

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of each class                              Name of each exchange on which registered
-------------------                              -----------------------------------------
Common Stock, Par Value $0.01 per share                      OTC Bulletin Board
(the "Common Stock")

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of $0.08 for the Common Stock as reported by the OTC Bulletin Board July 30, 1999 is $3,167,047.

   The number of shares outstanding of the issuer's Common Stock, as of July 30, 1999: 46,475,000

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders, which has been filed, are incorporated by reference into Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       INTERACTIVE ENTERTAINMENT LIMITED

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 Part I
          Item 1  Corporate History and Development.....................     1
                  Business Overview.....................................     1
                  Recent Developments...................................     2
                  The Product...........................................     3
                  The Industry..........................................     3
                  Competition...........................................     4
                  Market and Marketing..................................     4
                  Manufacturing.........................................     4
                  Sky Games System Acquisition..........................     4
                  The Amalgamations.....................................     5
                  Major Customers.......................................     6
                  Employees.............................................     6
          Item 2  Properties............................................     6
          Item 3  Legal Proceedings.....................................     6
          Item 4  Submission of Matters to a Vote of Security Holders...     6
 Part II
                  Market for Registrant's Common Equity and Related
          Item 5  Stockholder Matters...................................     6
          Item 6  Selected Financial Data...............................     9
                  Management's Discussion and Analysis of Financial
          Item 7  Condition and
                   Results of Operations................................     9
                  Overview..............................................     9
                  Results of Operations.................................    10
                  Liquidity and Capital Resources.......................    12
                  Forward-Looking Information...........................    14
          Item 8  Financial Statements and Supplementary Data...........    14
          Item 9  Changes in and Disagreements with Accountants on
                  Accounting and Financial  Disclosure..................    14
 Part III
          Item 10 Directors and Executive Officers of the Registrant....    14
          Item 11 Executive Compensation................................    14
                  Security Ownership of Certain Beneficial Owners and
          Item 12 Management............................................    14
          Item 13 Certain Relationships and Related Transactions........    14
 Part IV
                  Exhibits, Financial Statement Schedules and Reports on
          Item 14 Form 8-K..............................................    15
                  Signatures............................................    19
                  Financial Statements..................................   F-1

                                    PART I

Item 1. Business

 Corporate History and Development

   Interactive Entertainment Limited (the "Company" or "IEL") was incorporated pursuant to the laws of the Province of British Columbia on January 28, 1981 under the name Tu-Tahl Petro Inc. On May 10, 1990, the Company changed its name to Creator Capital Inc. The Company was reincorporated through the continuance of its corporate existence from the Province of British Columbia to the Yukon Territory on July 15, 1992. On January 23, 1995, the Company changed its name to Sky Games International Ltd. ("SGI"). Effective February 22, 1995, the Company continued its corporate existence from the Yukon Territory to Bermuda as an exempted company under the Companies Act 1981 (Bermuda) (the "Bermuda Act"). In June, 1997, the Company changed its name to Interactive Entertainment Limited following consummation of the amalgamation of the Company's wholly-owned subsidiary, SGI Holding Corporation Limited ("SGIH"), and SGIH's formerly 80% owned subsidiary, then known as Interactive Entertainment Limited ("Old IEL"), which was followed immediately by an amalgamation of SGI with the survivor of the first amalgamation, (the "Amalgamations"). Unless the context otherwise requires, the term "Company" refers to Interactive Entertainment Limited, its wholly-owned subsidiaries, IEL (Singapore) Pte. Ltd., Sky Games International Corporation ("SGIC"), and Creator Island Equities Inc., and for periods prior to June 17, 1997, also SGIH and Old IEL, which was the Company's principal operating subsidiary from December 30, 1994, through such Amalgamations. Also included is Inflight Interactive Limited, a wholly-owned subsidiary of the Company, from January 13, 1998.

   The initial purpose of the Company was natural resource exploration and development; however, beginning in January 1991 the Company concentrated its efforts on acquiring, developing and commercializing a gaming technology marketed as Sky Games(TM) for inflight use by international airline passengers and patrons in other non-traditional gaming venues. In pursuit of this purpose, the Company in 1991 acquired the principal assets of Nevada-based Sky Games International, Inc. ("SGII"). In late 1994, the Company formed Old IEL as a joint venture with subsidiaries of Harrah's Entertainment, Inc., ("Harrah's"), which resulted in the transfer to Old IEL of the Company's inflight gaming business and the execution of a management agreement with Harrah's with respect to Old IEL and other related relationships. Pursuant to such management agreement, Old IEL's operations were managed by a Harrah's subsidiary. The description herein of the Company's operations from December 30, 1994 through June 17, 1997 with respect to inflight gaming activities refers to the operations of Old IEL under the management of this subsidiary of Harrah's. Until the Amalgamations, because the management of the business of Old IEL had been substantially delegated to a third party manager the management and affairs of the Company were subject to numerous contractual requirements and limitations.

 Business Overview

   The Sky Games system was developed to introduce gaming to international airline passengers. The system is designed to enable users to play a number of casino-type games from their seats by way of a built-in, color, interactive, in-seat monitor. The product design in its current form has been possible since the introduction of audio-video interactive inflight entertainment hardware ("IFE") systems. The Sky Games system has been integrated with the IFE systems offered by Matsushita Avionics Systems Corporation ("MASC") and is also intended to be interfaced with systems manufactured by other leading manufacturers including, among others, Sextant Avionique In-Flight Systems, Rockwell Collins, Sony Trans Com Inc. and The Network Connection, Inc.

   The Company believes that an opportunity exists to introduce casino games on international air flights, based on the following factors: (i) many commercial international air routes involve long flights which create the opportunity for the entertainment of passengers; (ii) many airlines have indicated that they view IFE systems as a source of additional revenue; (iii) in certain parts of the world and in certain markets, gaming is increasing in popularity and public acceptance; and (iv) as with all casino style gaming, the odds are in favor of the "house" when played over a period of time. The Company has conducted limited field surveys in conjunction with affiliates of Harrah's to measure passenger reaction to inflight gaming in general and to gather statistical information related to game preferences, projected passenger participation, betting limits and acceptance of the Company's software design. While, these surveys support the Company's belief regarding inflight gaming, operations on Singapore Airlines ("SIA") did not validate the surveys.

   In April of 1996, the Company announced the signing of contracts for the provision of gaming services to SIA. The term would commence with SIA's acceptance, for use on its aircraft, of the Company's gaming software. However, the agreements are subject to a trial period and to termination by either party upon the occurrence of specified events. SIA launched the first flight with gaming on June 1, 1998. A second aircraft was added in mid-October.

   The commencement of gaming operations on an airline requires the successful installation on the airline's aircraft of an IFE system. The Company currently does not manufacture, provide, install or service IFE systems. The Company understands that in the past, several airlines have experienced difficulties with the installation and testing of IFE systems, but based on discussions among the Company, various airlines and the IFE system providers, the Company believes that IFE systems are becoming more reliable.

   On January 13, 1998, IEL completed the acquisition of all the outstanding capital stock of Inflight Interactive Limited ("IIL") in exchange for 500,000 shares of the Company's $.01 par value common stock (the "Common Stock"). IIL is a United Kingdom developer and provider of amusement games to the airline industry. The games are marketed under the name Sky Plan and are operating on a number of airlines, including Air China, American Airlines Cathay Pacific, Continental, Egypt Air, Lauda Air, Malaysia Airlines, and Virgin Atlantic. The purchase agreement provides for the Company to issue up to 250,000 additional shares of Common Stock to the previous owners of IIL upon achievement of certain milestones regarding implementation of the Company's Sky Games gaming software with an international airline to be designated by the parties. The acquisition was accounted for using the purchase method.

 Recent Developments

   On November 12, 1998, the Company announced that it had been unable to attract the additional capital necessary for continued development of its Sky Games inflight gaming business and that it had discontinued all operations associated with the Sky Games product line and planned to conduct an orderly disposition of all the assets related to the Sky Games product. The Company stated that it would refocus its business efforts to concentrate exclusively on its Sky Play PC games, non-gaming inflight customers and business. All employees were terminated as of November 13, 1998. Some former employees have been retained on a part-time contract basis to continue operations and support the Sky Play product. On December 22, 1998, the company announced that it would also seek bids for its Sky Play amusement game business.

   Following these announcements, the company received a series of communications from shareholders representing approximately 43% of the company's shares stating a clear interest in seeing that the company retain its assets and continue its operations. The Company subsequently ceased the sale of assets. Although Sky Games is not currently operational, the Company continues to operate the Sky Play business.

   On March 22, 1999 SIA notified the Company that it was terminating the agreements related to Sky Games.

   Gordon Stevenson resigned as President and CEO and subsequently resigned from the company's Board of Directors. Due to an increase in the number of shares outstanding upon conversion of a portion of the Company's Class B Series A Preference Shares, Harrah's ownership percentage has decreased to a level that entitles them to one seat on the Board of Directors. Accordingly, Harrah's representatives Charles Atwood and Judy Wormser have resigned from the Board. Quinten Dreesmann, Laurence Geller, Phillip Gordon, and Amnon Shiboleth have also resigned from the Board of Directors.

 The Product

   The Sky Games system is a self-contained, computerized gaming system that enables airline passengers to play popular casino-style games at their seats. Airlines can add gaming to aircraft fitted with compatible IFE equipment with only nominal retrofitting cost and little or no aircraft downtime.

   The Sky Games software was designed and written in layers. This layered approach effectively insulates the top-level applications (gaming software) from the specifics of the underlying hardware. The first level of software is composed of device and system drivers. Where the hardware is unique to the specific system, the drivers are provided by the hardware supplier. As additional layers of software are added, the interface becomes less hardware specific. The goal is to reach a level of abstraction sufficiently removed from the hardware details so that the application software needs to have little, or perhaps no, direct knowledge of the hardware that is supporting the operating environment. This top-level interface is the Application Programming Interface ("API"). The IEL software is written to the Microsoft Windows API. The service integrator will provide an API or APIs that will extend the Windows API by providing access to IFE specific functions. Any Intel based platform that can support Microsoft Windows will provide the necessary operating environment for the gaming software.

   In order to operate the Sky Games system in commercial settings, the Company must provide additional hardware and software systems necessary to properly record and account for gaming activities by patrons. The Company designed accounting and financial control systems for the management of inflight gaming operations. Inflight gaming transactions were conducted through major credit cards. The major credit card companies have developed rules for the use of their cards in connection with inflight gaming wherein, presently, the maximum purchase of gaming credits on a credit card is U.S. $350 and winnings are capped at U.S. $3,500.

   Sky Play offers airlines the choice of up to 18 amusement games. Unlike Nintento-style games, which are designed to keep the player challenged and interested over long periods of time, and which generally require player skill developed over a period of time, IEL has selected and developed the Sky Play amusement games which have very simple rules, are already well known or easy to learn and are very simple to play.

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

 The Industry

   The Boeing Company's 1999 Current Market Outlook forecast passenger traffic growth of 4.7% annually over the next 20 years. The report noted that, to meet that growth, airlines are expected to add over 20,000 airplanes worth more than $1.38 trillion to their fleets. Boeing estimates that approximately 26% of these new aircraft will be intermediate and large aircraft which IEL believes will represent a substantial market for IFE systems and inflight content.

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

 Competition

   The Company has had two primary competitors for its inflight gaming systems, including InterGame and Interactive Flight Technologies, Inc. ("IFT"). InterGame installed its system on Lauda Air in March 1998. IFT launched inflight gaming with Swissair in January 1997. IFT has subsequently announced that it would sell its inflight gaming business to The Network Connection, Inc. and exit the business. These companies may have significantly greater financial and technical resources than the Company, and there can be no assurance that the Company will be able to compete effectively with such companies if it reenters the inflight gaming business. The Company believes that in the event inflight gaming and related activities become more established, additional competitors with alternate approaches are likely to enter the business. Other inflight offerings, such as shopping and movies, could also be considered as indirect competition.

   The Company has several competitors for its amusement games most of whom are small companies like IEL. The Company believes that it is the only provider of amusement games to the airline industry with games operational on more than one IFE platform.

 Market and Marketing

   In the very competitive airline market, airlines are seeking a distinctive, competitive edge to attract and retain paying customers. Entertainment and service systems are forming a part of airlines' current business strategy.

   The Company's primary target market for Sky Games has been Asian and Pacific Rim airlines whose passengers, with certain exceptions, generally have a broad cultural acceptance of gaming. The Company believes that the Latin American and European markets may also hold strong potential. Gaming is prohibited on the aircraft of U.S. commercial air carriers and on all flights to and from the United States.

   The Company believes that the principal benefits of its product to the airlines will be the ability to enhance entertainment offerings to passengers and airline participation in a potential revenue stream. IFE systems are capital intensive; however, providing passenger service and comfort, especially for first and business class travelers, is a major area of competition for airlines.

   The target market for Sky Play has been domestic and foreign airlines which have committed to the purchase of or installed IFE systems.

 Manufacturing

   As a software producer and operator, the Company has no manufacturing capability. The Company's software is designed to interface with in-cabin hardware, including onboard computers, file servers, distribution and communication systems, manufactured by various suppliers for the airlines.

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

 The Amalgamations

   Effective as of December 30, 1994, the Company, through SGIH, and Harrah's Interactive Investment Company ("HIIC") completed the formation of Old IEL as a joint venture corporation incorporated as an exempted company under the Bermuda Act. At the same time, (i) Old IEL entered into a management agreement (the "Management Agreement") with Harrah's Interactive Entertainment Company (the "Manager"), (ii) the prior consulting agreement between Harrah's and SGIC was terminated, (iii) SGIC assigned all right, title and interest in the Sky Games system and related trademarks and trade names to the Company, and (iv) the Company licensed the Sky Games system and certain related trademarks and trade names to Old IEL. In connection with the Amalgamations, the contractual agreements with the affiliates of Harrah's were terminated.

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

   The Manager had been granted and had assumed broad responsibility for managing the business of Old IEL, including completing the development of and improving the Sky Games software and all other systems, marketing to airlines and customers and day-to-day gaming operations. The Management Agreement had a two-year term, but could have been renewed at the Manager's option for successive two-year terms up to a maximum term of 10 years. The Manager had a right of first negotiation on a renewal agreement. Management fees were dependent on the amount of gross revenues with a maximum fee of 7.5% of gross revenues and a minimum monthly fee of $10,000. Old IEL was required to pay all operating costs (including capital expenditures) of the business, which included the cost of services and goods provided by the Manager and its affiliates under the Management Agreement.

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

 Major Customers

   The Company's Sky Play customers include Air China, American Airlines, Cathay Pacific Airways, Continental, Egypt Air, Lauda Air, Malaysia Airlines and Virgin Atlantic Airways. The two largest customers account for approximately 40% of Sky Play revenue.

 Employees

   All employees were terminated as of November 13, 1998. Some former employees have been retained on a part-time contract basis to continue operations and support the Sky Play product. As of July 30, 1999 the Company had no employees.

Item 2. Properties

   Not applicable.

Item 3. Legal Proceedings

   The Company is not currently a party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

   Not applicable

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   Since March 25, 1999, the Company's Common Stock has been traded on the OTC Bulletin Board under the symbol "IELSF." From July 8, 1997 until March 24, 1999, the Company's Common Stock was traded on the Nasdaq SmallCap Market under the symbol "IELSF." From March 1, 1994 until July 8, 1997, the Company's shares traded on the Nasdaq SmallCap Market under the symbol "SKYGF."

   On October 5, 1998, the Company was notified by Nasdaq that the Company's shares had failed to maintain a bid price greater than or equal to $1.00 per share for the prior thirty consecutive trading days and were subject to delisting effective January 5, 1999. Maintenance of a $1.00 stock price is required for continued listing of the Company's Common Stock on The Nasdaq SmallCap Market. The Company delayed the delisting by requesting a hearing before a Nasdaq panel. The hearing was held on February 26, 1999 at which time the company requested an extension to May 31, 1999 following the company's annual meeting at which the shareholders would have been asked to approve a reverse stock split designed to bring the company back into compliance. The delisting of March 24, 1999 reflects the hearing panel's decision not to grant that extension. According to written notice received by the company, "the Panel noted that the Company has failed to comply with the minimum bid price requirement... In addition, the Panel lacked confidence in the Company's ability to sustain compliance with the minimum bid price requirement subsequent to the effectuation of a reverse stock split, particularly in light of the floating rate' convertible preferred stock currently outstanding." The company filed an appeal of the delisting but subsequently withdrew the appeal, since it believed it would not be able to maintain other Nasdaq SmallCap listing requirements.

   The table below sets forth, for each fiscal quarter within the last two years, the reported high and low closing prices of the Common Stock as reported by the Nasdaq SmallCap Market.

                                                                   Ten Months
                                             Twelve Months Ended Ended December
                                              December 31, 1998     31, 1997
                                             ------------------- ---------------
                                               High       Low     High     Low
                                             ------------------- ------- -------
      First Quarter......................... $  3.6250 $  2.4375 $5.0000 $4.1250
      Second Quarter........................ $  3.7500 $  2.3125 $4.6250 $2.6250
      Third Quarter......................... $  3.0000 $  0.6250 $4.9375 $2.3750
      Fourth Quarter........................ $  0.7813 $  0.0313 $4.5000 $2.3750

   As of May 12, 1998, there were 245 shareholders of record. Since certain of the shares of Common Stock are held by brokers or other nominees, the number of record holders may not be representative of the number of beneficial holders. The Company believes there are approximately 2,600 beneficial holders of the Company's Common Stock.

   The Company has not paid any cash dividends on its Common Stock and does not anticipate paying any such dividends in the foreseeable future.

   In June, 1997, the company issued 2,737 Class A Preference Shares in exchange for a promissory note in the amount of $2,737,000. During 1998, the Company and the holder agreed that the Company would redeem the Class A Preference Shares in installments beginning June 30, 1998. As of August 31, 1998, the Company had redeemed 500 shares at their redemption price of $1,000 per share. The Company was unable to redeem additional shares. As of June 10, 1999, 2,237 Class A Preference Shares remained outstanding and were convertible into 19,552,221 shares of Common Stock on that date. If the Class A Preference Shares are converted into Common Stock, HIIC has the right to receive additional shares of Common Stock at $0.01 per share. As of June 10, 1999, HIIC would be entitled to receive 2,397,303 shares. The actual number of shares of Common Stock issuable upon conversion may be higher or lower and is based on a discount to the 20 day average of the mean closing bid and ask price of the Company's Common Stock and is inversely proportional to the market price of the Company's Common Stock i.e. if the average share price decreases, the number of shares of Common Stock issuable increases. Dividends on the Class A Preference Shares have been paid through September 30, 1998 and are in arrears for subsequent periods.

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

   On December 17, 1997, the Company issued 1,000 shares of Series A Convertible Preference Shares of the Company's Class B Preferred Stock for a total consideration of $1,000.000. The Class B Series A Preference Shares are convertible into a number of shares of Common Stock, determined by dividing the stated value of $1,000 per share by the lesser of: $3.2038 (the "Fixed Conversion Price") and a price (the "Floating Conversion Price") calculated as 85% of the average of the three lowest closing bid prices for the Common Stock during the thirty trading days occurring immediately prior to, but not including, the conversion date. Dividends are cumulative and may be paid, at the option of the Company and with prior notice, in additional shares of Common Stock at an annual dividend rate of 8%. Warrants for the purchase of 61,718 shares of Common Stock were issued in connection with the issuance of the Series A Class B Convertible Preference Shares. The warrants, which have an exercise price of $3.2038, are exercisable beginning June 17, 1998 and expire on December 17, 1999. Under the agreement, the Company had the option of selling a second tranche with 123,432 warrants for an aggregate purchase price of $2,000,000 following the installation of the Company's gaming software on an SIA aircraft and the availability of the software to paying passengers in the entire cabin. The Company's option with respect to the second tranche, was set to expire on June 17, 1998. Upon agreement of the parties, funding of the second tranche was deferred until a registration statement for resale of Common Stock issued upon conversion of the Series A Class B Preference Shares had been declared effective by the SEC. The registration statement was declared effective on July 15, and the additional funding of $2,000,000 was completed on July 24, 1998. The original purchasers of the company's Class B Series A Convertible Preference Shares converted 600 of the shares into Common Stock, retained 120 shares, and have sold the remaining 2,280 of the convertible preference shares in private sales. As of June 10, 1999, 1,280 shares of the Class B Series A Preference Shares had been submitted for conversion into 28,550,710 shares of Common Stock. All Common Stock issuable upon the conversions has been issued except for 3,492,426 shares which the Company lacks the authority to issue since issuance would cause the Company to exceed its maximum authorized capital. Subsequent to the conversions, the holders of the Class B Series A Preference Shares agreed to amend the conversion terms so that the Floating Conversion Price will not be less than $0.25 per share. Assuming that shareholders of the Company approve an increase in the authorized capital of the Company, a total of 1,720 shares of the Class B Series A Preference Shares will be outstanding. As of June 10, 1999 these 1,720 Class B Series A Preference Shares were convertible into 6,880,000 shares of Common Stock. The actual number of shares of Common Stock issued upon conversion may be higher or lower and is based on a discount to the average of the lowest three closing bid prices of the Company's Common Stock during the last 30 trading days and is inversely proportional to the market price of the Company's Common Stock i.e. a lower market price would result in a greater number of shares of Common Stock being issued upon conversion.

   As of February 20, 1998, the Company sold 300 shares of Series B Class B Convertible Preferred Stock at $1,000 per share. The Series B Class B Convertible Preferred Shares have the same dividend and conversion features as the Series A Class B Convertible Preferred Shares. The investor also received a warrant to purchase 18,515 shares of Common Stock at a price of $3.2038 for 18 months. As of June 10, 1999, 38 shares of the Series B Class B shares had been converted into 663,274 shares of Common Stock and 262 shares remained outstanding. As of June 10, 1999, the 262 outstanding Series B Class B Preference Shares were convertible into 2,465,882 shares of Common Stock. The actual number of shares of Common stock issued upon conversion may be higher or lower and is based on a discount to the average of the lowest three closing bid prices of the Company's Common Stock during the last 30 trading days and is inversely proportional to the market price of the Company Common Stock i.e. if the average share price decreases, the number of shares of Common Stock issued upon conversion will increase.

   It is the Company's intent to renegotiate the conversion terms of the Class A Preference Shares and the Class B Series B Preference Shares in an attempt to eliminate the floating conversion price.

Item 6. Selected Financial Data

   (in thousands except per share and share data)

                         Twelve Months  Ten Months       Twelve Months Ended
                             Ended        Ended          February 28 or 29,
                         December 31,  December 31, -----------------------------
                             1998          1997       1997      1996      1995
                         ------------- ------------ --------- --------- ---------
Statement of Operations
 Data:
  Loss before
   extraordinary item...  $   29,056    $   16,312  $   4,180 $   4,167 $   5,684
  Extraordinary loss....         --          1,824        --        --        --
                          ----------    ----------  --------- --------- ---------
Net loss................  $   29,056    $   18,136  $   4,180 $   4,167 $   5,684
                          ==========    ==========  ========= ========= =========
Loss per share before
 extraordinary item.....  $     1.40    $     1.06  $    0.46 $    0.52 $    0.79
Extraordinary item......         --           0.12        --        --        --
                          ----------    ----------  --------- --------- ---------
Loss per share..........  $     1.40    $     1.18  $    0.46 $    0.52 $    0.79
                          ==========    ==========  ========= ========= =========
Weighted number of
 common shares
 outstanding (1)........  20,998,189    15,562,834  9,043,687 7,942,332 7,160,279
Number of common shares
 outstanding at period
 end(1).................  24,367,414    19,428,334  9,789,020 8,521,434 7,290,624

                                                        As of February 28 or
                                    As of December 31,          29,
                                    ------------------- ----------------------
                                      1998      1997     1997    1996    1995
                                    --------- --------- ------  ------  ------
Balance Sheet Data:
  Working capital (deficit)........ $   (330) $     697 $ (172) $ (280) $ (522)
  Total assets..................... $  2,509     27,511  3,525   3,861   3,602
  Long term debt...................      --         530  2,600   2,346   2,550
  Redeemable preferred stock.......    2,237      2,737    --      --      --
  Shareholders' equity (deficit)...    1,885     26,337   (333)    (54)   (695)
  Equity (deficit) per common
   share........................... $   0.08  $    1.36 $(0.03) $(0.01) $(0.10)

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

   The Company has yet to generate any significant operating revenues and has no assurance of future revenues. Its principal activities through December 31, 1998, consisted of developing, testing and marketing the inflight gaming software and marketing and supporting its amusement game software. As of December 31, 1998, IEL had a contract to provide its gaming software to Singapore Airlines, ("SIA"), which has various termination provisions. On March 22, 1999, SIA notified the Company that it was exercising its termination rights under the contract. The contract with Singapore Airlines was the Company's only contract to provide its gaming software to an airline. Gaming is prohibited on the aircraft of U.S. commercial air carriers and on all flights to and from the United States. Other countries may introduce similar prohibitions, which could limit the prospects for additional contracts. The Company continues to provide its amusement game software to Air China, American Airlines, Cathay Pacific Airways, Continental, Egypt Air, Lauda Air, Malaysia Airlines and Virgin Atlantic.

   The Company does not believe that it has exposure to the "Year 2000 Problem." Software developed by the Company is compliant with dates in the year 2000. The Company uses commercial software produced by a variety of vendors and believes that all of its major systems are compliant.

   On January 13, 1998, the Company completed the acquisition of all of the outstanding stock of Inflight Interactive Limited ("IIL") in exchange for 500,000 shares of the Company's Common Stock. IIL is a U. K. developer and provider of amusement games to the airline industry. IIL's games are currently operating on Air China, American Airlines, Cathay Pacific, Continental, Egypt Air, Lauda Air, Malaysia Airlines, and Virgin Atlantic. During 1998, the number of airline customers increased from five to seven, and the number of installed aircraft (excluding trials) increased from 54 to 79. The agreement also provides for the Company to issue up to 250,000 additional shares of Common Stock to the former owners of IIL upon achievement of certain milestones regarding implementation of the Company's software with an international airline to be designated by the parties.

 Results of Operations

   In April, 1997, the Board of Directors of the Company approved a change in the Company's fiscal year from the end of February to the end of December.

   Twelve Months Ended December 31, 1998 and Ten Months Ended December 31, 1997

   Revenue increased from zero to approximately $266,000. The revenue increase is due to the acquisition of IIL in January, 1998 and the associated revenues. Inflight gaming did not contribute significantly to revenues in 1998.

   General and administrative expenses increased by approximately $306,000 primarily due to comparison of a twelve month period in 1998 to a ten month period in 1997.

   Consulting and contract labor expenses decreased by $2.7 million. The 1997 period included an expense of $2.4 million for Grymyr consulting agreement.

   Legal expenses decreased by $345,000. The 1997 period included high expenses related to the Amalgamations.

   Interest expenses decreased by $4.3 million. Interest in 1998 was limited to interest paid on the Company's convertible debentures which were converted to Common Stock during the first quarter of the year. Interest in 1997 included $3.5 million for the beneficial conversion feature of the Harrah's Loan.

   Depreciation and amortization expenses increased by $4.2 million. $496,000 of the increase is attributable to amortization of goodwill created with the January, 1998 purchase of IIL. $413,000 of the increase is attributable to amortization of the cost of development of the Company's gaming software which began in June, 1998 when the software was placed in service. The remainder of the increase is attributable to amortization of the excess of the purchase price over assets acquired when the Company purchased the minority interest in Old IEL previously owned by Harrah's; this was included for approximately six months during the 1997 period and for eleven months of the 1998 period.

   The Company incurred $287,000 in expenses related to the closing of the Sky Games operations. This expense was primarily for severance payments to former employees.

   Following the closing of the Sky Games operations, the Company wrote off $1.9 million for the value of the Singapore Airlines agreements and the remainder of the unamortized goodwill in the amount of $13.2 million related to the June, 1997 purchase of the minority interest in Old IEL. The Company also wrote down the carrying value of its software by $1.4 million.

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

   Interest expense, including amortization of finance fees on Company debt, totaled $4,478,000 for the ten month period ending December, 1997 and $300,000 for the twelve month period ending February, 1997. The expense for the current period is composed of $3.5 million for the beneficial conversion feature of the Harrah's loan, interest on convertible debentures and amortization of finance fees related to the debentures, while the prior period expense is related to interest on the convertible note due to B/E Aerospace ("BEA"). The remainder of the convertible debentures were converted into Common Stock during the first quarter of 1998, and any unamortized finance fees as of December 31, 1997 were expensed.

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

   An extraordinary expense of $1,824,000 was recorded during the 1997 period for early extinguishment of the note due to BEA when it was exchanged for the Class A Preference Shares. There was no extraordinary expense in the prior period.

 Liquidity and Capital Resources

   At December 31, 1998 the Company had a working capital deficit of approximately $330,000. The Company's primary source of funding has been through sales of its equity and securities convertible into Common Stock. It is not likely that the Company will be able to continue operations without additional capital.

   In June, 1997, the company issued 2,737 Class A Preference Shares in exchange for a promissory note in the amount of $2,737,000. During 1998, the Company and the holder agreed that the Company would redeem the Class A Preference Shares in installments beginning June 30, 1998. As of August 31, 1998, the Company had redeemed 500 shares at their redemption price of $1,000 per share. The Company was unable to redeem additional shares. As of June 10, 1999, 2,237 Class A Preference Shares remained outstanding and were convertible into 19,552,221 shares of Common Stock on that date. If the Class A Preference Shares are converted into Common Stock, HIIC has the right to receive additional shares of Common Stock at $0.01 per share. As of June 10, 1999, HIIC would be entitled to receive 2,397,303 shares. The actual number of shares of Common Stock issuable upon conversion may be higher or lower and is based on a discount to the 20 day average of the mean closing bid and ask price of the Company's Common Stock and is inversely proportional to the market price of the Company's Common Stock i.e. if the average share price decreases, the number of shares of Common Stock issuable increases. Dividends on the Class A Preference Shares have been paid through September 30, 1998 and are in arrears for subsequent periods.

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

   On December 17, 1997, the Company issued 1,000 shares of Series A Convertible Preference Shares of the Company's Class B Preferred Stock for a total consideration of $1,000.000. The Class B Series A Preference Shares are convertible into a number of shares of Common Stock, determined by dividing the stated value of $1,000 per share by the lesser of: $3.2038 (the "Fixed Conversion Price") and a price (the "Floating Conversion Price") calculated as 85% of the average of the three lowest closing bid prices for the Common Stock during the thirty trading days occurring immediately prior to, but not including, the conversion date. Dividends are cumulative and may be paid, at the option of the Company and with prior notice, in additional shares of Common Stock at an annual dividend rate of 8%. Warrants for the purchase of 61,718 shares of Common Stock were issued in connection with the issuance of the Series A Class B Convertible Preference Shares. The warrants, which have an exercise price of $3.2038, are exercisable beginning June 17, 1998 and expire on December 17, 1999. Under the agreement, the Company had the option of selling a second tranche with 123,432 warrants for an aggregate purchase price of $2,000,000 following the installation of the Company's gaming software on an SIA aircraft and the availability of the software to paying passengers in the entire cabin. The Company's option with respect to the second tranche, was set to expire on June 17, 1998. Upon agreement of the parties, funding of the second tranche was deferred until a registration statement for resale of Common Stock issued upon conversion of the Series A Class B Preference Shares had been declared effective by the SEC. The registration statement was declared effective on July 15, and the additional funding of $2,000,000 was completed on July 24, 1998. The original purchasers of the company's Class B Series A Convertible Preference Shares converted 600 of the shares into Common Stock, retained 120 shares, and have sold the remaining 2,280 of the convertible preference shares in private sales. As of June 10, 1999, 1,280 shares of the Class B Series A Preference Shares had been submitted for conversion into 28,550,710 shares of Common Stock. All Common Stock issuable upon the conversions has been issued except for 3,492,426 shares which the Company lacks the authority to issue since issuance would cause the Company to exceed its maximum authorized capital. Subsequent to the conversions, the holders of the Class B Series A Preference Shares agreed to amend the conversion terms so that the Floating Conversion Price will not be less than $0.25 per share. Assuming that shareholders of the Company approve an increase in the authorized capital of the Company, a total of 1,720 shares of the Class B Series A Preference Shares will be outstanding. As of June 10, 1999 these 1,720 Class B Series A Preference Shares were convertible into 6,880,000 shares of Common Stock. The actual number of shares of Common Stock issued upon conversion may be higher or lower and is based on a discount to the average of the lowest three closing bid prices of the Company's Common Stock during the last 30 trading days and is inversely proportional to the market price of the Company's Common Stock i.e. a lower market price would result in a greater number of shares of Common Stock being issued upon conversion.

   As of February 20, 1998, the Company sold 300 shares of Series B Class B Convertible Preferred Stock at $1,000 per share. The Series B Class B Convertible Preferred Shares have the same dividend and conversion features as the Series A Class B Convertible Preferred Shares. The investor also received a warrant to purchase 18,515 shares of Common Stock at a price of $3.2038 for 18 months. As of June 10, 1999, 38 shares of the Series B Class B shares had been converted into 663,274 shares of Common Stock and 262 shares remained outstanding. As of June 10, 1999, the 262 outstanding Series B Class B Preference Shares were convertible into 2,465,882 shares of Common Stock. The actual number of shares of Common stock issued upon conversion may be higher or lower and is based on a discount to the average of the lowest three closing bid prices of the Company's Common Stock during the last 30 trading days and is inversely proportional to the market price of the Company Common Stock i.e. if the average share price decreases, the number of shares of Common Stock issued upon conversion will increase.

   It is the Company's intent to renegotiate the conversion terms of the Class A Preference Shares and the Class B Series B Preference Shares in an attempt to eliminate the floating conversion price.

   Until the Company receives sufficient cash flow from operations, additional funding will be required to allow the Company to continue operations during 1999. Absent sufficient cash flow from operations, the short-term viability of the Company and the Company's ability to continue its operations is directly dependent upon the completion of significant additional financing. If adequate funds are not available from operations or additional sources of funding, the Company's business will suffer a material adverse effect.

 Forward-Looking Information

   This Form 10-K contains forward-looking statements that include, among others, statements concerning the Company's plans to implement its software products, commence generating revenue from certain of its products, expectations as to funding its capital requirements, the impact of competition, future plans and strategies, statements which include the words "believe," "expect," and "anticipate" and other statements of expectations, beliefs, anticipated developments and other matters that are not historical facts. These statements reflect the Company's views with respect to such matters. Management cautions the reader that these forward-looking statements are subject to risks and uncertainties that could cause actual events or results to materially differ from those expressed or implied by the statements.

Item 8. Financial Statements and Supplementary Data

   Financial Statements and Supplementary Data are provided as an exhibit to
Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) Exhibits

  1. Financial Statements

       Consolidated Balance Sheets at December 31, 1998 and December 31,
    1997.

       Consolidated Statements of Operations for:
         Twelve Months Ended December 31, 1998
         Ten Months Ended December 31, 1997
         Twelve Months Ended February 28, 1997

       Consolidated Statements of Shareholder's Equity
         February 29, 1996 through December 31, 1998

       Statements of Cash Flow
         Twelve Months Ended December 31, 1998
         Ten Months Ended December 31, 1997
         Twelve Months Ended February 28, 1997

       Notes to Consolidated Financial Statements

  2. Financial Statement Schedule

  3. Other Exhibits

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

     3.ii Bye-Laws as amended. (Incororated by reference to the same numbered exhibit to the Registrant's Annual Report on Form 10-
               K/A No. 2 as filed with the SEC on July 8, 1998.)

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

     4.5       Registration and Preemptive Rights Agreement, dated June 17,
               1997, between the Company and Harrah's Interactive Investment
               Company. (Incorporated by reference to the Exhibit 4(a) to the Registrant's Form 8-K as filed with the SEC on June 27, 1997.)

     4.6       Registration Rights Agreement, dated June 17, 1997, between the
               Company and B/E Aerospace, Inc. (Incorporated by reference to the Exhibit 4(b) to the Registrant's Form
               8-K as filed with the SEC on June 27, 1997.)

     4.7 Subscription Agreement, dated as of October 22, 1997, between the Company and Henderson International Investments Limited.
               (Incorporated by reference to Exhibit 3.22 to the Registrant's
               Quarterly Report on Form 10-Q/A No. 1 as filed with the SEC on
               July 8, 1998.)

     4.8 Subscription Agreement, dated as of October 22, 1997, between the Company and Michael A. Irwin. (Incorporated by reference to Exhibit 3.23 to the Registrant's Quarterly Report on Form 10-Q/A as filed with the SEC on July 8, 1998.)


     Exhibit   Description
     -------   -----------
     4.9       First Amendment to Registration and Preemptive rights Agreement dated March 18, 1998 between the Company and Harrah's
               Interactive Investment Company. (Incorporated by reference to
               Exhibit 99.22 to the Registrant's Amended Registration Statement
               on Form
               S-3 as filed with the SEC on July 15, 1998.)

     4.10 First Amendment to Subscription Agreement between the Company and Henderson International Investments Limited dated as of April 2, 1998. (Incorporated by reference to Exhibit 99.23 to the Registrant's Amended Registration Statement on Form S-3 as filed with the SEC on July 15, 1998).

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

     4.14      Registation Rights Agreement between the Company and Palisades
               Holding, Inc. dated February 20, 1998. (Incorporated by reference to Exhibit 99.5 to the Registrant's Amended
               Registration Statement on Form S-3 as filed with the SEC on July
               15, 1998.)

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

     10.7      Sublease Agreement dated as of June 5, 1997, between IEL and
               Harrah's Operating Company, Inc. (Incorporated by reference to
               Exhibit 3.11 to the Registrant's Annual Report on Form 20-F
               (File No. 0-22622) as filed with the SEC on September 12, 1997.

     10.8      Consulting Agreement, dated as of April 30, 1997, between the
               Company and James P. Grymyr. (Incorporated by reference to
               Exhibit 3.14 to the Registrant's Annual Report on Form 20-F
               (File No. 0-22622) as filed with the SEC on September 12, 1997.

     10.9*     Software License Agreement, dated June 17, 1997, between the
               Company and Harrah's Interactive Investment Company.
               (Incorporated by reference to Exhibit 3.16 to the Registrant's
               Annual Report on Form 20-F (File No. 0-22622) as filed with the
               SEC on September 12, 1997.)


     Exhibit   Description
     -------   -----------
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

     27**      Financial Data Schedule.

*Confidential treatment has been granted.
**Submitted herewith.

(b) Reports Filed on Form 8-K

                                  SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Interactive Entertainment Limited

                                                   /s/ Michael A. Irwin
                                          By: _________________________________
                                                   Assistant Secretary
Dated: August 19, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----


       /s/ John M. Boushy            Director                       August 19, 1999
____________________________________
           John M. Boushy

    /s/ Anthony P. Clements          Director                       August 19, 1999
____________________________________
        Anthony P. Clements

         /s/ David Lamm              Chief Financial Officer        August 19, 1999
____________________________________
             David Lamm

      /s/ Michael A. Irwin           Controller and Principal       August 19, 1999
____________________________________  Accounting Officer
          Michael A. Irwin

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
Interactive Entertainment Limited

   We have audited the accompanying balance sheet of Interactive Entertainment Limited as of December 31, 1998, and the related statements of operations, shareholders' equity, and cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Interactive Entertainment Limited and subsidiaries for the 10 month period ended December 31, 1997 were audited by other auditors whose report dated February 11, 1998 expressed an unqualified opinion on those statements.

   We conducted our audit in accordance with generally accepted audited standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principle used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Company as of December 31, 1998, and the results of operations and cash flows for the year ended December 31, 1998 in conformity with generally accepted accounting principles.

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited operations, products, or facilities, and requires significant resources to implement its plan of operations that raises substantial doubt about its ability to be a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          BUCKLEY DODDS
                                          Chartered Accountants

Vancouver, BC
August 6, 1999

                       INTERACTIVE ENTERTAINMENT LIMITED

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                                                    December 31,  December 31,
                      ASSETS                            1998          1997
                      ------                        ------------  ------------
Current assets
  Cash and cash equivalents........................ $     95,642  $  1,239,864
  Accounts and notes receivable, less allowance for
   doubtful accounts
   of $46,828......................................       82,356         3,859
  Prepaid expenses.................................      115,232        97,205
                                                    ------------  ------------
    Total current assets...........................      293,230     1,340,928
                                                    ------------  ------------
Furniture, fixtures and equipment, at cost.........      729,578       974,568
  Less: accumulated depreciation...................     (259,457)     (154,610)
                                                    ------------  ------------
    Furniture, fixtures and equipment, net.........      470,121       819,958
Software development costs, net....................      702,117     2,376,782
Singapore Airlines agreement.......................          --      1,855,800
Other assets.......................................          --        165,599
Goodwill...........................................    1,043,289    20,952,284
                                                    ------------  ------------
    Total assets................................... $  2,508,757  $ 27,511,351
                                                    ============  ============
       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------
Current liabilities
  Accounts payable and accrued expenses............ $    623,614  $    644,051
                                                    ------------  ------------
    Total current liabilities......................      623,614       644,051
Convertible debentures.............................          --        530,000
Shareholders' equity
  Class A preferred shares, $0.01 par value,
   authorized--3,000 shares, outstanding--2,237
   shares and 2,737 shares.........................           22            27
  Class B preferred shares, $0.01 par value,
   authorized--5,000,000 shares, outstanding--2,662
   shares and 1,000 shares.........................           27            10
  Common shares, $0.01 par value, authorized--
   50,000,000 shares, outstanding--24,367,414 and
   19,428,334 shares...............................      243,674       194,283
  Additional paid-in capital.......................   65,895,695    60,951,919
  Accumulated deficit..............................  (64,254,275)  (34,808,939)
                                                    ------------  ------------
                                                       1,885,143    26,337,300
                                                    ------------  ------------
    Total liabilities and shareholders' equity..... $  2,508,757  $ 27,511,351
                                                    ============  ============

                       INTERACTIVE ENTERTAINMENT LIMITED

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                        Twelve Months Ten Months   Twelve Months
                                            Ended        Ended         Ended
                                        December 31,   December    February 28,
                                            1998       31, 1997        1997
                                        ------------- -----------  -------------
Revenue...............................   $   266,259  $       --    $      --
Operating Expenses
  General and administrative..........     2,639,601    2,376,127      875,779
  Consulting and contract labor.......       343,667    3,092,289    1,195,068
  Marketing...........................       174,058      351,582      378,037
  Management fees.....................           --       107,584      211,000
  Legal...............................       295,781      640,456      229,353
  Interest expense....................       188,249    4,478,244      300,388
  Depreciation and amortization.......     8,917,960    4,669,730       87,976
  Amalgamation expense................           --       100,000          --
  Interest income.....................       (34,865)     (17,616)     (63,738)
  Business discontinuation expenses...       287,298          --           --
  Write-down/sale of assets...........    16,510,507      676,899    1,339,279
                                         -----------  -----------   ----------
Loss before minority interest and
 extraordinary item...................    29,055,997   16,475,295    4,553,142
Minority Interest.....................           --      (163,842)    (372,829)
                                         -----------  -----------   ----------
Loss before extraordinary item........    29,055,997   16,311,453    4,180,313
  Early extinguishment of debt........           --     1,824,222          --
                                         -----------  -----------   ----------
Net Loss..............................   $29,055,997  $18,135,675   $4,180,313
                                         ===========  ===========   ==========
BASIC AND DILUTED LOSS PER SHARE
Numerator for basic and diluted loss
 per share:
  Loss before extraordinary item......   $29,055,097  $16,311,453   $4,180,313
  Preferred stock dividends...........       389,339      206,512          --
                                         -----------  -----------   ----------
  Loss to common shareholders before
   extraordinary item.................    29,445,336   16,517,965    4,180,313
  Extraordinary item..................           --     1,824,222          --
                                         -----------  -----------   ----------
  Loss to common shareholders.........   $29,445,336  $18,342,187   $4,180,313
                                         ===========  ===========   ==========
Denominator for basic and diluted loss
 per share--weighted average shares
 outstanding..........................    20,988,199   15,562,834    9,043,687
                                         ===========  ===========   ==========
Loss before extraordinary item........   $      1.40  $      1.06   $     0.46
Extraordinary loss....................           --          0.12          --
                                         -----------  -----------   ----------
Net loss per share....................   $      1.40  $      1.18   $     0.46
                                         ===========  ===========   ==========

                       INTERACTIVE ENTERTAINMENT LIMITED

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                             Class A          Class B
                         Preferred Stock  Preferred Stock      Common Stock
                         ---------------- ---------------- ---------------------  Additional
                          Number           Number            Number                 Paid-in    Accumulated
                         of Shares Amount of Shares Amount  of Shares    Amount     Capital      Deficit        Total
                         --------- ------ --------- ------ -----------  --------  -----------  ------------  -----------
Balance, February 29,
 1996...................                                    12,046,434  $ 97,451  $12,134,813  $(12,286,439) $   (54,175)
 Net loss...............                                                                         (4,180,313)  (4,180,313)
 Exercise of warrants...                                       893,086     6,547    2,784,961                  2,791,508
 Exercise of stock
  options...............                                        37,500       276       63,833                     64,109
 Issuance of shares on
  debt conversion.......                                       162,000     1,191      563,809                    565,000
 Issuance of shares.....                                       175,000     1,287      479,963                    481,250
                           -----    ---     -----    ---   -----------  --------  -----------  ------------  -----------
Balance, February 28,
 1997...................                                    13,314,020   106,752   16,027,379   (16,466,752)    (332,621)
 Net loss...............                                                                        (18,135,675) (18,135,675)
 Preferred stock
  dividends.............                                                                           (206,512)    (206,512)
 Change in par value....                                                  26,387      (26,387)                       --
 Issuance of shares on
  debenture conversion..                                       808,520     8,085    1,625,165                  1,633,250
 Issuance of shares as
  interest on
  debentures............                                        44,289       443      140,120                    140,563
 Beneficial conversion
  feature on convertible
  debentures............                                                              628,041                    628,041
 Cancellation of
  performance shares....                                    (3,525,000)  (35,250)      35,250                        --
 Issuance of shares in
  connection with
  cancellation of
  performance shares....                                       588,923     5,889    1,834,495                  1,840,384
 Issuance of shares for
  consulting agreement..                                       586,077     5,861    2,411,707                  2,417,568
 Issuance of shares in
  connection with the
  amalgamation..........                                     7,086,915    70,870   31,141,628                 31,212,498
 Issuance of Class A
  preferred stock.......   2,737     27                                             2,737,416                  2,737,443
 Beneficial conversion
  feature on Class A
  preferred stock.......                                                            1,824,222                  1,824,222
 Issuance of Class B
  preferred stock.......                    1,000     10                              934,000                    934,010
 Issuance of warrants...                                                               92,223                     92,223
 Issuance of shares.....                                       524,590     5,246    1,546,660                  1,551,906
                           -----    ---     -----    ---   -----------  --------  -----------  ------------  -----------
Balance, December 31,
 1997...................   2,737    $27     1,000    $10    19,428,334  $194,283  $60,951,919  $(34,808,939) $26,337,300
 Net income (loss)......                                                                        (29,055,997) (29,055,997)
 Preferred stock
  dividends.............                                                                           (389,339)    (389,339)
 Purchase of Inflight
  Interactive Ltd.......                                       500,000     5,000    1,534,438        23,062    1,562,500
 Issuance of shares.....                                       572,246     5,722    1,404,278                  1,410,000
 Issuance of shares on
  debenture conversion..                                       250,299     2,503      527,497                    530,000
 Issuance of shares as
  interest on
  debentures............                                         2,563        26        5,467                      5,493
 Redemption of Class A
  preferred stock.......    (500)    (5)                                             (499,995)                  (500,000)
 Issuance of Class B
  preferred stock.......                    2,300     23                            2,275,977                  2,276,000
 Conversion of Class B
  preferred into common.                     (638)    (6)    3,613,972    36,140      (36,134)
 Issuance of options for
  consulting............                                                               51,000                     51,000
 Capital raising
  activity..............                                                             (341,814)                  (341,814)
 Eliminate effect of
  purchased retained
  earnings..............                                                               23,062       (23,062)
                           -----    ---     -----    ---   -----------  --------  -----------  ------------  -----------
Balance, December 31,
 1998...................   2,237    $22     2,662    $27   $24,367,414  $243,674  $65,895,695  $(64,254,275) $ 1,885,143
                           =====    ===     =====    ===   ===========  ========  ===========  ============  ===========

                       INTERACTIVE ENTERTAINMENT LIMITED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                        Twelve      Ten Months   Twelve Months
                                     Months Ended     Ended          Ended
                                     December 31,  December 31,  February 28,
                                         1998          1997          1997
                                     ------------  ------------  -------------
OPERATING ACTIVITIES
Net Loss............................ $(29,055,997) $(18,135,675)  $(4,180,313)
Reconciliation of net loss to net
 cash used in operating activities
  Depreciation and amortization.....    8,917,960     4,669,730        87,976
  Write-down/sale of assets.........   16,510,507       676,899     1,339,279
  Other.............................       14,693         1,939           --
  Minority interest.................          --       (163,842)     (372,829)
  Issuance of warrants..............          --         92,223           --
  Issuance of shares for financing
   fee..............................          --        650,000           --
  Issuance of shares for consulting
   agreement........................          --      2,417,568           --
  Issuance of options for
   consulting.......................       50,000           --            --
  Extraordinary loss on debt
   conversion.......................          --      1,824,222           --
  Non-cash interest expense.........        5,494     4,372,115           --
  Changes in assets/liabilities
    Accounts receivable.............      (78,497)      115,909        16,915
    Prepaid expenses................      (18,027)      (35,230)      (58,246)
    Other assets....................      165,599      (165,599)           --
    Accounts payable and accrued
     expenses.......................      (20,437)     (335,897)      157,096
                                     ------------  ------------   -----------
      Net cash used in operating
       activities...................   (3,508,705)   (4,015,638)   (3,010,122)
                                     ------------  ------------   -----------
INVESTING ACTIVITIES
  Purchases of furniture and
   fixtures and equipment...........       (7,672)     (683,786)     (231,812)
  Proceeds from sales of property
   and equipment....................       10,388       435,034           --
  Notes receivable..................          --            --         35,971
  Software development..............     (101,280)     (572,349)     (963,974)
                                     ------------  ------------   -----------
      Net cash used in investing
       activities...................      (98,564)     (821,101)   (1,159,815)
                                     ------------  ------------   -----------
FINANCING ACTIVITIES
  Issuance of common stock..........    1,310,563     1,551,906     3,336,867
  Issuance of preferred stock.......    2,041,823       934,010           --
  Advances from (to) affiliated
   companies........................          --      1,007,875        11,103
  Borrowings on note payable........          --            --        322,819
  Proceeds from issuance of
   debentures.......................          --      2,163,250           --
  Redemption of preferred stock.....     (500,000)          --            --
  Payment of preferred stock
   dividends........................     (389,339)     (206,512)          --
  Non-controlling interest..........          --            --        400,000
                                     ------------  ------------   -----------
      Net cash provided by financing
       activities...................    2,463,047     5,450,529     4,070,789
                                     ------------  ------------   -----------
  Net decrease in cash..............   (1,144,222)      613,790       (99,148)
  Cash, beginning of period.........    1,239,864       626,074       725,222
                                     ------------  ------------   -----------
  Cash, end of period............... $     95,642  $  1,239,864   $   626,074
                                     ============  ============   ===========
  Supplemental Cash Flow
   Information:
  Cash paid for income taxes........ $        434  $      7,469   $    13,000
                                     ============  ============   ===========
  Cash paid for interest............ $    182,756  $     10,893   $       --
                                     ============  ============   ===========

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--NATURE OF OPERATIONS

   The Company is a Bermuda exempted company which, in June 1997, changed its name from Sky Games International Ltd. ("SGI") to Interactive Entertainment Limited. The Company's activities have been focused on providing inflight gaming and entertainment software and services by developing, implementing and operating or licensing computerized video gaming and other entertainment software on, but not limited to the aircraft of international commercial air carriers. Gaming software has been marketed using the name Sky Games(TM), and the entertainment software is marketed using the name Sky Play.

   The Company entered into a contract to provide its gaming software to one international airline, Singapore Airlines ("SIA"). SIA has selected the Matsushita Avionics Systems Corporation ("MASC") hardware platform and operating system for its interactive entertainment system. Following an extensive series of integration tests, laboratory tests and aircraft trials, SIA launched the first flight with gaming on June 1, 1998 on one aircraft. A second aircraft was added in mid-October. On November 12, 1998, the Company announced that it had been unable to attract the additional capital necessary for continued development of its Sky Games inflight gaming business and that it had discontinued all operations associated with the Sky Games product line and would begin to liquidate assets related to the Sky Games business. The Company also announced that it would refocus its business efforts to concentrate exclusively on its Sky Plan entertainment games business. All employees were terminated as of November 13, 1998. On December 22, 1998, the Company announced that it would also entertain bids for the Sky Play business. In March, 1999 the Company received notification from SIA that it was electing to terminate the contract.

   Subsequently, the original purchasers of the Company's Class B Series A Convertible Preference Shares (the "Preference Shares") sold a total of 2,280 of the Preference Shares in private sales. 680 shares of the Preference Shares were converted by the various new holders into approximately 22.1 million shares of the Company's $0.01 par value common stock ("Common Stock") representing in excess of 47% of the total common shares outstanding. The new holders of the Preference Shares expressed concern at the direction of the Company and requested that liquidation of the Sky Games assets be discontinued. Seven of the ten members of the Board of Directors resigned from the Board.

   The Company is currently earning sufficient revenue and generating sufficient cash flow from the Sky Play operations to meet its current operating expenses. Shareholders will elect a full Board of Directors at the next annual meeting to determine the future direction of the Company. In this regard, management expects the future direction will include expansion of the Sky Play operations, and may include marketing of the Sky Games gaming software and expansion into other related markets utilizing its technology. This is contingent on the raising of sufficient resources to expand the Company's operations, products and facilities.

   On January 13, 1998, the Company completed the acquisition of all the outstanding capital stock of Inflight Interactive Limited ("IIL") in exchange for 500,000 shares of Common Stock. IIL is a United Kingdom developer and provider of amusement games to the airline industry. The games are marketed under the name Sky Play and are currently operating on a number of airlines, including Air China, American Airlines, Cathay Pacific, Continental, Egyptair, Lauda Air, Malaysia Airlines and Virgin Atlantic.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Cash and Cash Equivalents

   The Company considers cash on hand, deposits in banks and short-term investments with maturities of three months or less as cash and cash equivalents.

 Software Development

   All software production costs have been capitalized until the software was available for general release to customers, in accordance with the provisions of Statement of Financial Accounting Standards No. 86,

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES

Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Amortization of the software costs over a three year period started in June, 1998 upon release of the software to SIA.

 Property and Equipment

   The Company's property and equipment is recorded at cost and depreciated using the straight-line and declining balance methods over its estimated economic life which is generally three to five years.

   Additions and improvements that materially extend the useful lives are capitalized, while repairs and maintenance costs are expensed as incurred. Depreciation expense was approximately $214,000, $111,000 and $88,000 for the year ended December 31, 1998, the ten month period ended December 31, 1997 and the twelve month period ended February 28, 1997, respectively.

 Goodwill

   The goodwill, which arose from the acquisition of IIL is being amortized on a straight-line basis over three years. Management regularly evaluates whether or not the future undiscounted cash flows are sufficient to recover the carrying amount of this asset. Additionally, management continually monitors such factors as the competitive environment and advances in the computer software and hardware industries. If the estimated future undiscounted cash flows are not sufficient to recover the carrying amount of this assets and, accordingly, an impairment has occurred, management intends to write down the carrying amount to its estimated fair value based on discounted cash flows. The amount of amortization expense recorded for the period from the date of acquisition (January 13, 1998) through December 31, 1998 totaled approximately $496,000.

 Impairment of Long-Lived Assets

   In accordance with Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, management continually evaluates whether events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Based on management's evaluations, and as discussed below, significant impairments of long-lived assets occurred during the year ended December 31, 1998.

   The goodwill, which arose from the acquisition of the minority interest of Old IEL discussed in Note 3, was being amortized on a straight-line basis over three years. During the year ended December 31, 1998, management determined that, with the cessation of gaming operations, the future undiscounted cash flows were not sufficient to recover the carrying amount of this asset and, accordingly, an impairment had occurred and unamortized goodwill in the amount of $13.2 million was written off.

   In conjunction with the acquisition of the minority interest of Old IEL, the Company allocated approximately $1,856,000 of the purchase price to the value of the agreement with Singapore Airlines. This amount was to be amortized on a straight-line basis over the term of the agreement. The agreement was for an initial three year term which was to begin upon the earlier of (a) nine months from the date of the first successful commercial installation of the software or (b) upon installation of the software in eight aircraft. Management determined that, with the cessation of gaming operations, the value of the contract was impaired and the value was written off.

   The Company also allocated a portion of the purchase price of the acquisition of the minority interest of Old IEL to the value of the Company's software. Additional direct development costs were also incurred for a total cost of $2.5 million. Upon the cessation of inflight gaming, it was determined that an impairment had occurred since the future cash flows were not sufficient to recover the carrying amount of the asset. Since a portion of the asset continues to have value for the Company's continuing operations future cash flows were re-estimated resulting in a write down of $1.4 million.

 Stock-Based Compensation

   The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB No. 25) and related interpretations.

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES

 Loss Per Share

   In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share (SFAS No. 128). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. For the periods ended December 31, 1998, December 31, 1997, February 28, 1997, there is no difference between basic and diluted loss per share as all stock options, warrants, convertible debentures and convertible preferred stock are antidilutive for the periods presented. All loss per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes and in determining the impairment of long-lived assets. Actual results could differ from those estimates.

 Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Sky Games International Corp. (a Nevada corporation), Creator Island Equities Inc., (a Yukon Territory corporation), IEL (Singapore) Pte. Ltd. (a Singapore corporation), and, since January 13, 1998, Inflight Interactive Limited (a U.K. corporation). For periods prior to the acquisition of the minority interest in Old IEL discussed in Note 3, the consolidated financial statements also include the accounts of SGI Holding Corporation Ltd. and the Company's 80% ownership of Old IEL. All material intercompany transactions have been eliminated in consolidation.

 Comprehensive Income

   The Company adopted SFAS No. 130 Reporting Comprehensive Income effective January 1, 1998. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The requirements of SFAS No. 130 include: (a) classifying items of other comprehensive income by their nature in a financial statement and (b) displaying the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company's comprehensive income (loss) is substantially equivalent to net income (loss) for the twelve months ended December 31, 1998, the ten months ended December 31, 1997 and the twelve months ended February 28, 1997.

 Segment Reporting

   In 1998, the Company adopted SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information effective for fiscal years beginning after December 15, 1997. This statement requires financial statements to disclose information about products and services, geographic areas and major customers based on a management approach. The management approach requires disclosing financial and descriptive information about an enterprise's reportable operating segments based on reporting information the way management organizes the segments for making decisions and assessing performance. It also eliminates the requirement to disclose additional information about subsidiaries that were not consolidated. For the year ending December 31, 1998, the adoption had no material impact to the Company's disclosure information and its results of operations.

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES

 Foreign Currency Translation

   Foreign currency assets and liabilities are translated into United States dollars at the exchange rate prevailing at the balance sheet date. Revenue and expenses are translated at the average exchange rate during the year. Translation gains and losses are not material.

 Revenue Recognition

   Revenue for Sky Games was recognized at the end of each month upon accumulation of monthly gaming totals and calculation of the settlement with Singapore Airlines. Revenue for Sky Play is recognized each month upon the invoicing of customers.

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

   Subscription dates ranged from July 7 through September 29, 1997. The debentures were convertible at the lower of 85% of the average of the closing bid prices of the Common Stock for the five trading days immediately preceding the execution by the subscriber of its individual subscription for debentures or 77.5% of the average of the closing bid prices of the Common Stock for the five trading days immediately preceding the date of conversion.

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES

   The debentures contained a feature that provided for conversion into Common Stock at a price below the current market at the time of issue. The value of this beneficial conversion feature, totaling approximately $628,000, was capitalized in other assets with a corresponding increase to additional paid-in capital. Placement fees of $149,000 incurred upon sale of the debentures were also capitalized. The value of the conversion feature and the placement fees were amortized to interest expense over the original life of the debenture. Any unamortized amount was expensed upon conversion of the debenture. At December 31, 1997, the unamortized deferred interest charge and unamortized placement fees of $148,000 were included in other assets. The last portion of the debentures were converted into Common Stock during the first quarter of 1998.

NOTE 5--LEASES

   The Company leased certain facilities under an operating lease expiring April 30, 1999. Total lease and rent payments amounted to $105,600, $139,000, and $38,000, for the twelve month period ended December 31, 1998, the ten month period ending December 31, 1997 and the twelve month periods ending February 28, 1997, respectively.

NOTE 6--EMPLOYEE BENEFITS

   On July 1, 1997, the Company established an employee savings plan that qualifies under Section 401(k). All employees of the Company may participate after completion of one year of service by deferring from 1 percent to 16 percent of their eligible compensation. There is no provision for Company contributions to the Plan.

NOTE 7--SHAREHOLDERS' EQUITY

   In December 1994, the Company discontinued an engineering and marketing arrangement with B/E Aerospace, Inc. ("BEA"). As part of the termination, the Company issued to BEA a promissory note in the original principal amount of $2.5 million at 12% per annum. On February 28, 1997, an agreement was reached with BEA to exchange the note in the amount of $2,737,000, including accrued and unpaid interest, for Class A Preference Shares at $1,000 per share. The exchange for 2,737 Class A Preference Shares was completed in June, 1997. During 1998, the Company and BEA agreed that the Company would redeem the Class A Preference Shares in installments beginning June 30, 1998. As of August 31, 1998, the Company had redeemed 500 shares at their redemption price of $1,000 per share. The Company was unable to redeem additional shares.

   The Class A Preference Shares are convertible at any time into a number of shares of Common Stock, determined by dividing $1,000 per share of Class A Preference Shares, plus any accrued and unpaid dividends thereon by: (i) prior to February 28, 1999, a conversion price equal to 70% of the average mean of the closing bid and ask prices of the Common Stock for the 20 trading days prior to the conversion (the "Market Price"); (ii) after February 28, 1999 and prior to August 31, 1999, a conversion price equal to 65% of the Market Price; and (iii) after August 31, 1999, a conversion price equal to 60% of the Market Price. Dividends on the Class A Preference Shares are cumulative and payable quarterly at an annual dividend rate of 9%. The Company, at its option, may redeem the Class A Preference Shares, in whole or in part, at any time and from time to time, at a redemption price of $1,000 per share plus any accrued and unpaid dividends thereon. The Company is not required to redeem the Class A Preference Shares. Upon liquidation, holders of the Class A Preference Shares will be entitled to repayment of an amount equal to $1,000 per share plus accrued and unpaid dividends, prior to any distributions to holders of Common Stock. Dividends on the Class A Preference Shares were $228,305 in 1998 of which $50,756 for the fourth quarter remained unpaid and in arrears at year end. The Class A Preference Shares do not have any voting rights. As of June 10, 1999, 2,237 Class A Preference Shares remained outstanding and were convertible into 19,552,221 shares of Common Stock on that date. If the Class A Preference Shares are converted into Common Stock, HIIC has the right to receive additional shares of Common

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES

Stock at $0.01 per share. As of June 10, 1999, HIIC would be entitled to receive 2,397,303 shares. The actual number of shares of Common Stock issuable upon conversion may be higher or lower and is based on a discount to the 20 day average of the mean closing bid and ask price of the Company's Common Stock and is inversely proportional to the market price of the Company's Common Stock i.e. if the average share price decreases, the number of shares of Common Stock issuable increases.

   Since the Preference Shares were convertible into Common Stock at less than the market value at the time of issue, a beneficial conversion feature existed requiring that the Preference Shares be valued at the market value of the underlying Common Stock. Since the resulting valuation of the Preference Shares exceeded the balance of the note, an extraordinary expense of approximately $1,824,000 was incurred during the ten months ended December 31, 1997 for early extinguishment of the note.

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

   On December 17, 1997, the Company issued 1,000 shares of Series A Convertible Preference Shares of the Company's Class B Preferred Stock for a total consideration of $1,000,000. The Class B Series A Preference Shares are convertible into a number of shares of Common Stock, determined by dividing the stated value of $1,000 per share by the lesser of: $3.2038 (the "Fixed Conversion Price") and a price (the "Floating Conversion Price") calculated as 85% of the average of the three lowest closing bid prices for the Common Stock during the thirty trading days occurring immediately prior to, but not including, the conversion date. Dividends are cumulative and may be paid, at the option of the Company and with prior notice, in additional shares of Common Stock at an annual dividend rate of 8%. Warrants for the purchase of 61,718 shares of Common Stock were issued in connection with the issuance of the Series A Class B Convertible Preference Shares. The warrants, which have an exercise price of $3.2038, are exercisable beginning June 17, 1998 and expire on December 17, 1999. Under the agreement, the Company had the option of selling a second tranche with 123,432 warrants for an aggregate purchase price of $2,000,000 following the installation of the Company's gaming software on an SIA aircraft and the availability of the software to paying passengers in the entire cabin. The Company's option with respect to the second tranche, was set to expire on June 17, 1998. Upon agreement of the parties, funding of the second tranche was deferred until a registration statement for resale of Common Stock issued upon conversions of the Series A Class B Preference Shares had been declared effective by the SEC. The registration statement was declared effective on July 15, and the additional funding of $2,000,000 was completed on July 24, 1998. The original purchasers of the company's Class B Series A Convertible Preference Shares converted 600 of the shares into Common Stock, retained 120 shares, and have sold the remaining 2,280 of the convertible preference shares in private sales. As of June 10, 1999, 1,280 shares of the Class B Series A Preference Shares had been submitted for conversion into 28,550,710 shares of Common Stock. All Common Stock issuable upon the conversions has been issued except for 3,492,426 shares which the Company lacks the authority to issue since issuance would cause the Company to exceed its maximum authorized capital. Subsequent to the conversions, the holders of the Class B Series A Preference Shares agreed to amend the conversion terms so that the Floating Conversion Price will not be less than $0.25 per share. Assuming that shareholders of the Company

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES approve an increase in the authorized capital of the Company, a total of 1,720 shares of the Class B Series A Preference Shares will be outstanding. As of June 10, 1999 these 1,720 Class B Series A Preference Shares were convertible into 6,880,000 shares of Common Stock. The actual number of shares of Common Stock issued upon conversion may be higher or lower and is based on a discount to the average of the lowest three closing bid prices of the Company's Common Stock during the last 30 trading days and is inversely proportional to the market price of the Company's Common Stock i.e. a lower market price would result in a greater number of shares of Common Stock being issued upon conversion.

   In October 1997, the Company completed an agreement with an investor for the private placement of 925,747 shares of Common Stock for an aggregate purchase price of $3.0 million, $1.5 million (approximately $1,352,000 net of offering expenses), ("Tranche A"), was received upon closing while the remaining $1.5 million ("Tranche B") was to be funded upon and was contingent upon completion of the first flight with the Company's software available in all seats of a Singapore Airlines aircraft prior to April 22, 1998. For each five shares of Common Stock purchased and held for a minimum of six months, the investor was to have received one warrant for the purchase of additional shares. Warrants were to be exercisable at a price of $3.8125 per share for 18 months from their issue. As of April 2, 1998 the Company and the investor agreed to amended terms under which 50% of the remaining portion ($750,000) was funded immediately while the other 50% was to be funded under the terms of the original agreement. The subscription price for the Common Stock purchased in Tranche B was revised to $2.62125. Warrants issuable under Tranche A will not be issued. However, for each of the 286,123 Common Shares purchased in Tranche B, 0.85 of a warrant to purchase Common Stock will be issued after a six month holding period for the Common Stock purchased in Tranche B. The warrants, if issued, will have an exercise price of $2.62125 and a term of 18 months. The first $750,000 was funded under the amended terms; however, the flight required for funding of the second $750,000 did not take place prior to April 22, 1998. Subsequently, IEL and the investor agreed to a $750,000 purchase on the same terms. This additional investment was consummated on June 5, 1998.

   During the ten months ended December 31, 1997, the Company changed the par value of the Common Stock from C$.01 (Canadian dollars) to $.01 (United States dollars). The change in par value did not affect any of the existing rights of shareholders and has been recorded as an adjustment to additional paid-in capital and Common Stock.

   As of December 31, 1998, potential issuance of Common Stock pursuant to stock option plans and warrants totaled 3,742,761 shares. As of June 10, 1999, an additional 34,787,832 shares would be required for the convertible preferred stock and preemptive rights agreements.

NOTE 8--STOCK OPTIONS

   The Company follows APB No. 25 in accounting for its employee stock options. Under APB No. 25, no compensation expense is recognized because the exercise price of the Company's incentive employee stock options is equal to or greater than the market price of the underlying stock on the date of grant.

   Prior to February 28, 1995, the Directors of the Company issued stock options to employees and directors under individual agreements between the Company and the individuals. Exercise prices and terms were determined by the Board of Directors. At December 31, 1998, no stock options issued prior to February 28, 1995 are outstanding.

   During the year ended February 29, 1996, the Company established and the Company's shareholders subsequently approved the 1996 Stock Program for the then upper management, directors and major shareholders of the Company. Under this plan, the Company could grant options to purchase up to 1,500,000 shares of Common Stock at prices not less than the fair market value of the stock on the day of grant. The 1,130,000 options issued under the 1996 Stock Program are exercisable upon the grant date and expire during 2001 through 2002. No further grants under the 1996 Stock Program will be made by the Company.

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES

   The Company adopted on December 6, 1996, a Directors Stock Ownership Plan covering 500,000 shares of Common Stock pursuant to which all directors holding office at December 10th of each year will automatically be granted options for 10,000 shares of Common Stock at the trading price on such day. On October 17, 1997, the Board of Directors of the Company approved an amendment changing the grant date from December 10 to the date of the first meeting of the Board of Directors following the Company's Annual General Meeting of shareholders. The 240,000 options granted under this plan are exercisable upon the grant date and expire ten years after the grant date.

   Effective June 16, 1997, the Company established a Management Incentive Plan (the "MIP") by authorizing the issuance of options for 4,070,105 shares of Common Stock. The Compensation Committee of the Board of Directors has the authority to determine the allocation and vesting requirements for such options issued under the MIP. The exercise price of stock options granted under the MIP is the market price of the Common Stock on the date of the grant. A total of 1,200,000 options will vest specifically on the earlier of sustaining certain stock price levels or ten years from the date of the grant. The remaining 390,341 options outstanding under this plan vested upon employees remaining with the Company for a specified period of time. Approximately 1.4 million non-vested options held by employees were canceled during 1998 following termination of employees.

   A summary of the Company's stock option activity and related information follows:

                                                                    Twelve Months
                          Twelve Months Ended   Ten Months Ended  Ended February 28,
                           December 31, 1998   December 31, 1997         1997
                          -------------------- ------------------ -------------------
                                      Weighted           Weighted            Weighted
                                      Average            Average             Average
                                      Exercise           Exercise            Exercise
                          # Options    Price   # Options  Price   # Options   Price
                          ----------  -------- --------- -------- ---------  --------
Outstanding at beginning
 of period..............   3,817,950   $3.11   1,190,000  $3.06   1,167,500   $2.98
  Granted...............   2,434,150    1.52   2,627,950   3.14      60,000    4.13
  Exercised.............         --      --          --     --      (37,500)   2.32
  Expired...............  (3,291,759)   2.21         --     --          --      --
                          ----------   -----   ---------  -----   ---------   -----
Outstanding at end of
 period.................   2,960,341   $2.81   3,817,950  $3.11   1,190,000   $3.06
                          ==========   =====   =========  =====   =========   =====
Options exercisable at
 end of period..........   1,760,341   $2.68   1,190,000  $3.06   1,190,000   $3.06
                          ==========   =====   =========  =====   =========   =====
Weighted average fair
 value of options
 granted during the
 period.................               $1.52              $1.99               $2.61
                                       =====              =====               =====

   Exercise prices for stock options outstanding at December 31, 1998, ranged from $0.970 to $4.13. The weighted average remaining life of the outstanding stock options is approximately 6 years.

   Pro forma information regarding net loss and loss per share is required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions for the year ended December 31, 1998, the ten months ended December 31, 1997 and the year ended February 28, 1997, respectively: volatility factor of the expected market value of the Company's Common Stock of 2.808, 0.715 and 0.715; weighted average expected life of the options of 5 years for each period; risk-free interest rate of 5.75% for each period; and no dividend payments.

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                Twelve                  Twelve
                                                Months    Ten Months    Months
                                                 Ended       Ended      Ended
                                               December    December    February
                                               31, 1998    31, 1997    28, 1997
                                              ----------- ----------- ----------
Net loss..................................... $29,055,997 $18,135,675 $4,180,313
SFAS No. 123 compensation expense............   3,332,306     438,574    156,600
                                              ----------- ----------- ----------
SFAS No. 123 pro forma net loss.............. $32,388,303 $18,574,249 $4,336,913
                                              =========== =========== ==========
Basic and diluted pro forma loss per share... $      1.54 $      1.21 $     0.48
                                              =========== =========== ==========

   Because SFAS No. 123 applies only to stock-based compensation awards for the fiscal year ended February 29, 1996 and future years, the pro forma disclosures under SFAS No. 123 are not likely to be indicative of future disclosures until the disclosures reflect all outstanding, nonvested awards.

NOTE 9--STOCK WARRANTS

   As of December 31, 1998, the Company had outstanding stock warrants for 782,420 shares of its Common Stock as follows:

                                       Exercise
      Number of Warrants                Price                            Expiration Date
      ------------------               --------                          ---------------
            12,343                      $3.81                           October 22, 1999
           185,152                      $3.20                           December 17, 1999
            18,515                      $3.20                           February 20, 2000
           243,205                      $2.62                           April 21, 2000
           243,205                      $2.62                           June 5, 2000
             4,900                      $4.00                           June 30, 2002
            17,500                      $4.80                           June 30, 2002
            57,600                      $4.80                           August 31, 2002

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

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES

NOTE 11--WRITE-DOWN OF ASSETS

   The following assets were written down to a nominal or current value in the period due to impairment in the assets value: (See Note 2, Impairment of Long-Lived Assets).

                                             Ten Months Ended
                         Twelve Months Ended   December 31,   Twelve Months Ended
                          December 31, 1998        1997        February 28, 1997
                         ------------------- ---------------- -------------------
Land....................             --          $449,267         $  442,238
Furniture, fixtures and
 equipment..............     $   134,589           18,045                --
Other assets............             --           209,587            209,587
Software under
 development............       1,362,934              --                 --
Notes receivables.......             --               --             137,803
Due from affiliated
 company (Note 13)......             --               --             549,651
Singapore Airlines
 Agreement..............     $ 1,855,800              --                 --
Goodwill................     $13,157,184              --                 --
                             -----------         --------         ----------
                             $16,510,507         $676,899         $1,339,279
                             ===========         ========         ==========

NOTE 12--RELATED PARTY TRANSACTIONS

   Pursuant to the Management Agreement, Harrah's managed Old IEL. The Management Agreement provided for Harrah's to receive a management fee equal to the greater of $10,000 per whole fiscal month, as defined, or a percentage of gross revenues, as defined. The Management Agreement was terminated June 17, 1997, in conjunction with the Amalgamation. Management fees totaled $0, $36,000, and $120,000 for the twelve month period ending December 31, 1998, the ten month period ending December 31, 1997, and the twelve month period ending February 28, 1997, respectively.

   Under the terms of the Management Agreement, the Company transferred cash to Harrah's for payments made on the Company's behalf to support its operations, including accounts payable, payroll and capital expenditures. The net transfers for the twelve month period ending December 31, 1998, the ten month period ending December 31, 1997 and the twelve month period ending February 28, 1997 totaled $0, $143,000, and $1,085,000, respectively.

   The Company was charged a fee by Harrah's for administrative services (including legal, accounting, information technology and office occupancy). This arrangement ended with termination of the Management Agreement. The Company was charged approximately $ 0, $150,000, and $523,000, and during the twelve month period ended December 31, 1998, the ten month period ended December 31, 1997, and the twelve month period ended February 28, 1997, respectively.

   On June 17, 1997, the Company entered into a Continuing Services Agreement with Harrah's under which Harrah's provides certain telecommunications, computer systems support and consulting services to the Company. The Company incurred a cost of approximately $124,000 and $101,000 during the twelve month period ended December 31, 1998 and the ten month period ending December 31, 1997, respectively.

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

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES

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

   The Company paid approximately $291,000 and $335,000 during the ten months ended December 31, 1997 and the twelve months ended February 28, 1997, respectively, to directors and companies with common directors for management and consulting services and for reimbursement of expenses.

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

   Geller & Co., of which Laurence Geller is Chairman, performed consulting services for the Company pursuant to a retainer agreement that commenced in February, 1996 and terminated August 14, 1997. Geller & Co. was paid a monthly retainer of $5,000. Pursuant to Geller & Co.'s retainer, a grant of options for 200,000 shares of Common Stock with an exercise price of $3.00 and a term of ten years was also made to Geller & Co. On May 29, 1997, the Company granted an additional 1,000,000 options with the same terms above to Geller & Co. for Laurence Geller's services as Chairman of the Board. In addition, Geller & Co. received 200,000 shares of Common Stock that vest upon the closing of a major financing. The Board has determined that the Amalgamation which occurred June 17, 1997 constituted a major financing, and, consequently, the 200,000 share success fee has vested and an expense of $650,000 was recognized. This amount is included on the Consolidated Statement of Operations as general and administrative expense. Mr. Geller was Chairman of the Board of Directors of the Company from September 30, 1996 until February 23, 1999. The annual compensation of the Chairman of the Board is $100,000 and is unpaid until the Company generates revenue.

NOTE 13--AGREEMENT REGARDING REDEMPTION OF PERFORMANCE SHARES

   When the Company acquired the rights to the inflight gaming software from Sky Games International, Inc. ("SGII") on November 7, 1991, a portion of the consideration was 3,000,000 shares of Common Stock which, according to then applicable requirements, were placed in escrow, to be released on the basis of one share for each U.S. $1.78 of net cash flow generated from the assets over a ten-year period (the "Performance Shares"). The Performance Shares were issued at a deemed price of $.1155 per share with 2,000,000 shares issued to SGII (87% of the outstanding stock of which was owned by James P. Grymyr, formerly a director of the Company, and his wife) and 1,000,000 shares were issued to Anthony Clements, a director of the Company. An additional 525,000 shares, which were issued to Dr. Rex E. Fortescue, formerly a director of the Company, are held in the escrow on the same terms and are also included as Performance Shares. Each of Messrs. Clements and Fortescue,

               INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES as of April 30, 1997, have agreed to allow the Company to redeem and cancel the Performance Shares when and if they are released from escrow for any reason whatsoever (the "Redemption Agreement"). As consideration for such agreement to tender the Performance Shares for cancellation by the Company in the event they are ever released from the escrow, the Company has issued to Messrs. Clements and Fortescue, 333,333 and 175,000 shares of Common Stock, respectively. SGII, as of April 30, 1997, has also agreed that it will tender the 2,000,000 Performance Shares which it holds for cancellation by the Company when and if such Performance Shares are released from escrow for any reason whatsoever. As consideration of such agreement, in February, 1997, the Company expensed the outstanding balance of a note made by SGII to the Company in the approximate amount of $550,000 and has issued to SGII 80,590 shares of Common Stock (the "Redemption and Cancellation Agreement"). In the event the Performance Shares are not released prior to six months after the end of the Company's financial year ending in the year 2002, the Performance Shares will automatically be canceled in accordance with the terms of the escrow agreement. The value of the 588,923 shares of Common Stock issued as consideration for the agreement was determined to be approximately $1,840,000 based on the closing price of the Company's Common Stock on the date the 588,923 shares were issued. This amount was included as additional purchase price for the acquisition of Harrah's 20% ownership interest in Old IEL.

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

NOTE 14--SUBSEQUENT EVENTS

   On November 12, 1998, the Company announced that it had been unable to attract the additional capital necessary for continued development of its Sky Games inflight gaming business and that it had discontinued all operations associated with the Sky Games product line and planned to conduct an orderly disposition of all the assets related to the Sky Games product. The Company stated that it would refocus its business efforts to concentrate exclusively on its Sky Plan PC games, non-gaming inflight customers and business. All employees were terminated as of November 13, 1998. Some former employees have been retained on a part-time contract basis to continue operations and support the Sky Play product. On December 22, 1998, the company announced that it would also seek bids for its Sky Play amusement game business.

   Following these announcements, the company received a series of communications from shareholders representing approximately 43% of the company's shares stating a clear interest in seeing that the company retain its assets and continue its operations. The Company subsequently ceased the sale of assets. Although Sky Games is not currently operational, the Company continues to operate the Sky Plan business.

   On March 22, 1999 SIA notified the Company that it was terminating the agreements related to Sky Games.

   Gordon Stevenson resigned as President and CEO and subsequently resigned from the company's Board of Directors. Due to an increase in the number of shares outstanding upon conversion of a portion of the Company's

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES

Class B Series A Preference Shares, Harrah's ownership percentage has decreased to a level that entitles them to one seat on the Board of Directors. Accordingly, Harrah's representatives Charles Atwood and Judy Wormser have resigned from the Board. Quinten Dreesmann, Laurence Geller, Phillip Gordon, and Amnon Shiboleth have also resigned from the Board of Directors.

NOTE 15--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

   Financial results by quarter are as follows:

                                First         Second        Third      Fourth
                               Quarter       Quarter       Quarter     Quarter
                              ----------    ----------    ---------- -----------
Twelve Months ended December
 31, 1998
Net Loss....................  $3,380,246    $3,351,232    $3,333,166 $18,991,353
                              ==========    ==========    ========== ===========
Basic and diluted loss per
 share......................  $     0.17    $     0.17    $     0.17 $      0.84
                              ==========    ==========    ========== ===========
Ten Months ended December
 31, 1997
Loss before extraordinary
 item.......................  $  219,148(1) $8,007,080(2) $4,116,187 $ 3,969,038
Extraordinary loss..........         --      1,824,222(3)        --          --
                              ----------    ----------    ---------- -----------
Net loss....................  $  219,148(1) $9,831,302(2) $4,116,187 $ 3,969,038
                              ==========    ==========    ========== ===========
Basic and diluted loss per
 share:
  Loss per share before
   extraordinary item.......  $     0.02(1) $     0.73(1) $     0.23 $      0.21
  Extraordinary loss per
   share....................         --           0.16(3)        --          --
                              ----------    ----------    ---------- -----------
  Loss per share............  $     0.02(1)       0.89(2) $     0.23 $      0.21
                              ==========    ==========    ========== ===========

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

               INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

        YEAR ENDED DECEMBER 31, 1998, TEN MONTHS ENDED DECEMBER 31, 1997

                           Balance at Charged to            Balance at
                           Beginning  Costs and               End of
                           of Period   Expenses  Deductions   Period
                           ---------- ---------- ---------- ----------
Year ended December 31,
 1998:
  None
Ten months ended December
 31, 1997:
  Allowance for Doubtful
   Accounts...............    $--      $46,828      $--      $46,828
Year ended February 28,
 1997:
  None