Form 10-Q
period 1999-03-31
INTERACTIVE ENTERTAINMENT LTD
filed 1999-10-21
CIK 882537

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1999

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

                                P. O. Box 241603
                             MEMPHIS, TN 38124-1603
                    (Address of principal executive offices)

                                 (901) 685-0200
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

The registrant had 46,475,000 shares of common stock outstanding as of October 20, 1999.

Exhibit index is located on page 12.

                       INTERACTIVE ENTERTAINMENT LIMITED

                                     INDEX


PART I. FINANCIAL INFORMATION                                                     PAGE

Item 1. Consolidated Financial Statements
        Consolidated Balance Sheets - March 31, 1999 and December 31, 1998           3

        Consolidated Statements of Operations - Three Months ended March 31, 1999
        and March 31, 1998                                                           4

        Consolidated Statements of Cash Flows - Three Months ended March 31, 1999
        and March 31, 1998                                                           5

        Notes to Consolidated Financial Statements                                   6

Item 2. Management's Discussion and Analysis of Financial Condition and             10
        Results of Operations

PART II. OTHER INFORMATION

Item 6.(a) Exhibits                                                                 12


                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                         ASSETS
                         ------
                                                            March 31,     December 31,
                                                               1999           1998
                                                            ---------     ------------
Current Assets

  Cash and cash equivalents                                $     41,717   $     95,642
  Accounts and notes receivable, less allowance
    for doubtful accounts of $46,828                            154,096         82,356
  Prepaid expenses                                               96,547        115,232
                                                           ------------   ------------
      Total current assets                                      292,360        293,230
                                                           ------------   ------------
Furniture, fixtures and equipment, at cost                      724,240        729,578
  Less: accumulated depreciation                               (297,761)      (259,457)
                                                           ------------   ------------
    Furniture, fixtures and equipment, net                      426,479        470,121

Game software (net of amortization)                             631,906        702,117

Goodwill (net of amortization)                                  915,015      1,043,289
                                                           ------------   ------------
      Total assets                                         $  2,265,760   $  2,508,757
                                                           ------------   ------------

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

Current liabilities
  Accounts payable and accrued expenses                    $    680,859   $    623,614
                                                           ------------   ------------
      Total current liabilities                                 680,859        623,614

Shareholders' equity
  Class A preferred shares, $0.01 par value,
    authorized - 3,000 shares,  outstanding - 2,237 shares           22             22
  Class B preferred shares, $0.01 par value,
    authorized - 5,000,000 shares, outstanding - 2,075
    and 2,662 shares                                                 21             27
  Common shares, $0.01 par value authorized - 50,000,000
    shares; outstanding 46,475,000 and 24,367,414 shares        464,750        243,674
  Additional paid-in-capital                                 65,651,563     65,895,695
  Accumulated deficit                                       (64,531,455)   (64,254,275)
                                                           ------------   ------------
                                                              1,584,901      1,885,143
                                                           ------------   ------------
      Total liabilities and shareholders' equity           $  2,265,760   $  2,508,757
                                                           ============   ============

                              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)

                                                                        Three Months Ended March 31,
                                                              -----------------------------------------------
                                                                       1999                       1998
                                                              --------------------       --------------------
Revenue                                                                $   140,523                $    54,100

Operating Expenses
     General and administrative                                             72,830                    752,770
     Consulting and contract labor                                          13,180                     73,744
     Marketing                                                                   -                     89,807
     Legal                                                                   2,838                     77,263
     Business discontinuation                                               17,877                          -
     Depreciation and amortization                                         238,479                  2,295,115
                                                              --------------------       --------------------
                                                                           345,204                  3,288,699

Other (Income) and Expense
     Interest expense                                                            -                    153,524
     Interest income                                                          (411)                    (7,877)
                                                              --------------------       --------------------
                                                                              (411)                   145,647
                                                              --------------------       --------------------
Net loss                                                               $   204,270                $ 3,380,246
                                                              ====================       ====================

BASIC AND DILUTED LOSS PER SHARE
Numerator for basic and diluted loss per share:
     Net loss                                                          $   204,270                $ 3,380,246
     Preferred stock dividends                                              95,971                     85,220
                                                              --------------------       --------------------
     Loss to common shareholders                                       $   300,241                $ 3,465,466
                                                              ====================       ====================

Denominator for basic and diluted loss per share:
     Weighted average shares outstanding                                41,140,432                 19,988,066
                                                              ====================       ====================

Net loss per share                                                          $0.007                     $0.173
                                                              ====================       ====================

                                           INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES
                                                         STATEMENTS OF CASH FLOW
                                                               (UNAUDITED)

                                                                    Three Months               Three Months
                                                                       Ended                       Ended
                                                                     March 31,                   March 31,
                                                                        1999                       1998
                                                              ---------------------      ----------------------
OPERATING ACTIVITIES

 Net Loss                                                                 $(204,270)                $(3,380,246)
Reconciliation of net loss to net cash provided by
  (used in) operating activities:
      Depreciation and amortization                                         238,479                   2,295,115
      Non-cash interest expense                                                   -                       5,493
      Other                                                                       1                       7,133
      Changes in assets/liabilities:
        (excluding effect of acquisition)
           Accounts receivable                                              (71,740)                    (27,337)
           Prepaid expenses                                                  18,685                      35,510
           Other assets                                                           -                     165,599
           Accounts payable and accrued expenses                             57,245                      61,678
                                                              ---------------------      ----------------------
              Net cash provided by (used in) operating
                activities                                                   38,400                    (837,055)
                                                              ---------------------      ----------------------

INVESTING ACTIVITIES
     (Purchases) sales of property and equipment                              3,646                      (6,321)
      Software development                                                        -                    (101,443)
                                                              ---------------------      ----------------------
              Net cash provided by (used in) investing
                activities                                                    3,646                    (107,764)
                                                              ---------------------      ----------------------

FINANCING ACTIVITIES
      Issuance of preferred stock                                                 -                     276,000
      Payment of preferred stock dividends                                  (95,971)                    (85,220)
                                                              ---------------------      ----------------------
              Net cash provided by (used in) financing
                activities                                                  (95,971)                    190,780
                                                              ---------------------      ----------------------
      Net decrease in cash                                                  (53,925)                   (754,039)
      Cash, beginning of period                                              95,642                   1,239,864
                                                              ---------------------      ----------------------
      Cash, end of period                                                 $  41,717                 $   485,825
                                                              =====================      ======================

               INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF OPERATIONS

The consolidated financial statements of Interactive Entertainment Limited and Subsidiaries ("IEL" or the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. For this reason, the consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

The Company is a Bermuda exempted company which, in June 1997, changed its name from Sky Games International, Ltd. ("SGI") to Interactive Entertainment Limited. The Company's activities had been focused on providing inflight gaming software and services by developing, implementing and operating a computer-based interactive video entertainment system of gaming and other entertainment activities on, but not limited to, the aircraft of international commercial air carriers. In November, 1998, the Company ceased operations of its inflight gaming business and current operations are limited to its Sky Play entertainment games business.

On January 13, 1998, the Company completed the acquisition of all the outstanding capital stock of Inflight Interactive Limited ("IIL") in exchange for 500,000 shares of the Company's $.01 par value common stock (the "Common Stock"). IIL is a United Kingdom developer and provider of amusement games to the airline industry. The games are marketed under the name Sky Play and, as of March 31, 1999 were currently operating on a number of airlines, including Air China, American Airlines, Cathay Pacific, Continental, Egyptair, Lauda Air, Malaysia Airlines, and Virgin Atlantic. The purchase agreement provides for the Company to issue up to 250,000 additional shares of Common Stock to the previous owners of IIL upon achievement of certain milestones regarding implementation of the Company's Sky Games gaming software with an international airline to be designated by the parties. The acquisition was accounted for using the purchase method.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Sky Games International Corp. (a Nevada corporation), Creator Island Equities Inc., (a Yukon Territory corporation), IEL (Singapore) Pte. Ltd. (a Singapore corporation) and, (since January 13, 1998), Inflight Interactive Limited (a U.K. corporation). All material intercompany transactions have been eliminated in consolidation.

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

Software Development

All software production costs have been capitalized until the software was available for general release to customers in accordance with the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Amortization of the software costs over a three year period started in June, 1998.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") effective January 1, 1998. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company's comprehensive income (loss) is substantially equivalent to net income (loss) for the three months ended March 31, 1999 and 1998, respectively.

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

NOTE 4 - CONVERTIBLE DEBENTURES

During the ten months ended December 31, 1997, the Company issued $2,163,250 of 8% convertible debentures due in 1999. All of the debentures outstanding as of December 31, 1997 were converted into shares of Common Stock during the first quarter of 1998, and all remaining deferred interest charges and placement fees were expensed during the period and are included as interest expense during the three month period ended March 31, 1998.


NOTE 5 - SHAREHOLDERS' EQUITY

In December 1994, the Company discontinued an engineering and marketing arrangement with B/E Aerospace, Inc. ("BEA"). As part of the termination, the Company issued to BEA a promissory note in the original principal amount of $2.5 million at 12% per annum. On February 28, 1997, an agreement was reached with BEA to exchange the note, in the amount of $2,737,000, including accrued and unpaid interest, for Class A Preference Shares at $1,000 per share. The exchange for 2,737 Class A Preference Shares was completed in June, 1997.
During 1998, the Company and BEA agreed that the Company would redeem the Class A Preference Shares in installments beginning June 30, 1998. The Company redeemed 500 shares at their redemption price of $1,000 per share during 1998, but has been unable to redeem additional shares.

The Class A Preference Shares are convertible at any time into a number of shares of Common Stock determined by dividing $1,000 per share of Class A Preference Shares, plus any accrued and unpaid dividends thereon by: (i) prior to August 31, 1999, a conversion price equal to 65% of the average mean of the closing bid and ask prices of the Common Stock for the 20 trading days prior to the conversion (the "Market Price") and (ii) after August 31, 1999, a conversion price equal to 60% of the Market Price. Dividends on the Class A Preference Shares are cumulative and payable quarterly at an annual dividend rate of 9%. The Company, at its option, may redeem the Class A Preference Shares, in whole or in part, at any time and from time to time, at a redemption price of $1,000 per share plus any accrued and unpaid dividends thereon. The Company is not required to redeem the Class A Preference Shares. Upon liquidation, holders of the Class A Preference Shares will be entitled to repayment of an amount equal to $1,000 per share plus accrued and unpaid dividends, prior to any distributions to holders of common Stock. Unpaid dividends of $100,400 were in arrears as of March 31, 1999 and are included on the Consolidated Balance Sheets in accounts payable and accrued expenses. The Class A Preference Shares do not have any voting rights.

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

On December 17, 1997, the Company issued 1,000 shares of Series A Convertible Preference Shares of the Company's Class B Preferred Stock to two investors for a total consideration of $1,000,000. The Class B Series A Preferred Shares are convertible into a number of shares of Common Stock, determined by dividing the stated value of $1,000 per share by the lesser of: $3.2038 (the "Fixed Conversion Price") and a price (the "Floating Conversion Price") calculated by
(i) determining the average of the three lowest closing bid prices for the Common Stock during the thirty trading days occurring immediately prior to, but not including, the conversion date, and (ii) multiplying such average by 85%. On July 24, 1998, the Company issued 2,000 shares of the

Class B Series A Preferred shares to the same investors for an aggregate purchase price of $2,000,000. Dividends are cumulative and may be paid, at the option of the Company and with prior notice, in additional shares of Common Stock at an annual dividend rate of 8%. Warrants for the purchase 185,152 shares of Common Stock were issued in connection with the issuance of the Class B Series A Preferred Shares. The warrants, which have an exercise price of $3.2038, are exercisable beginning June 17, 1998 and expire on December 17, 1999. The original purchasers of the Company's Class B Series A Preferred Shares converted 600 of the shares into Common Stock, retained 120 shares, and sold the remaining 2,280 shares in private sales. As of September 30, 1999, 1,280 shares of the Class B Series A Preferred Shares had been submitted for conversion into 28,550,710 share of Common Stock. All Common Stock issuable upon the conversions has been issued except for 3,492,426 shares which the Company lacks the authority to issue since issuance would cause the Company to exceed its maximum authorized capital. Subsequent to the conversions, the holders of the Class B Series A Preferred Shares agree to amend the conversion terms so that the Floating Conversion Price will not be less than $0.25 per share.

As of February 20, 1998, the Company sold 300 shares of Class B Series B Convertible Preferred Stock at $1,000 per share. The Class B Series B Convertible Preferred Shares have the same dividend and conversion features as the Class B Series A Preferred Shares. The investor also received a warrant to purchase 18,515 shares of Common Stock at a price of $3.2038 for 18 months. As of September 30, 1999, 38 shares of the Series B Class B shares had been converted into Common Stock and 262 shares remained outstanding.

Unpaid dividends of $138,700 were in arrears as of March 31, 1999 and are included on the Consolidated Balance Sheets in accounts payable and accrued expenses. The Class B Preference Shares do not have any voting rights.


NOTE 6 - AGREEMENT REGARDING REDEMPTION OF PERFORMANCE SHARES

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

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

On January 5, 1999, the Company's Common Stock was delisted from the Nasdaq SmallCap Market for failing to maintain a bid price greater than or equal to $1.00 per share for the prior thirty consecutive trading days. Maintenance of a $1.00 stock price is required for continued listing of the Company's Common Stock on the Nasdaq SmallCap Market. The Common Stock currently trades through the OTC Bulletin Board(R) which is a regulated quotation service of the Nasdaq Stock Market, Inc.

Delisting of the Company's Common Stock from the Nasdaq SmallCap Market placed the Company in default of certain agreements related to the sale of the Class B Preference Shares. A default requires the Company to redeem the remaining outstanding Class B Preference Shares at 130% of the stated value of the shares. The Company does not currently have the resources to redeem such shares. The Company is currently in default under its Registration Rights Agreement with the holders of the Class B Preference Shares.

Overview

Interactive Entertainment Limited ("IEL" or the "Company"), formerly known as Sky Games International Ltd. ("SGI"), is a Bermuda exempted company which was incorporated on January 28, 1981. The Company's activities had been focused on providing inflight gaming software and services by developing, implementing and operating a computer-based interactive video entertainment system of gaming and other entertainment activities on, but not limited to, the aircraft of international commercial air carriers.

On November 12, 1998, the Company announced that it had been unable to attract the additional capital necessary for continued development of its Sky Games inflight gaming business and that it had discontinued all operations associated with the Sky Games product line. The Company stated that it would refocus its business efforts to concentrate exclusively on its Sky Play PC games, non-gaming inflight customers and business. All employees were terminated as of November 13, 1998. Some former employees have been retained on a part-time contract basis to assist with the management of Sky Play. The discontinuation of the Sky Games business may have an adverse impact on the Sky Play business.

On January 13, 1998, the Company completed the acquisition of all the outstanding stock of Inflight Interactive Limited ("IIL") in exchange for 500,000 shares of the Company's Common Stock. IIL is a U. K. developer and provider of amusement games to the airline industry marketed under the name Sky Play. IIL's games are currently operating on approximately 95 aircraft of a number of airlines, including Air China, American Airlines, Cathay Pacific, Continental, Egyptair, Lauda Air, Malaysia Airlines, and Virgin Atlantic.


Results of Operations


Three Months Ended March 31, 1999 and 1998

Revenue from operations for the three months ended March 31, 1999 was $140,500 compared to $54,100 during the three months ended March 31, 1998. Revenue consisted of fees generated from the Sky Play amusement games acquired with the purchase of IIL. The increase in revenue is attributable to an increase in the average number of aircraft licensed to use the Company's software.

General and administrative expense decreased from $752,800 in the 1998 period to $72,800 during the 1999 period. The decrease is attributable to ceasing the inflight gaming business. This includes decreases in payroll and related costs of $378,700, office operations of $52,900, travel of $124,200 and rent of $34,900.

Consulting and contract labor expenses decreased by $60,500, marketing expenses by $89,800, and legal expense by $74,400 due to closure of the inflight gaming business.

Depreciation and amortization expenses decreased by $2,056,600. The 1998 period included amortization of the goodwill created in the 1997 Amalgamation. The remaining goodwill was written off in December, 1998 when the Company closed the inflight gaming business.

Interest expense decreased by $153,500. The 1998 period included amounts for interest and amortization of deferred finance charges on the convertible debentures. There were no convertible debentures outstanding during the three months ended March 31, 1999.

Liquidity and Capital Resources

At March 31, 1999, the Company had a working capital deficit of $388,500. Although the Company had positive cash flow from operations during the three months ended March 31, 1999, cash flow is not sufficient to provide the necessary funds for marketing, for continued development of the Company's products or to fund payment of the Company's dividend obligations on outstanding preference shares. The Company's primary source of funding has been through sales of its equity and securities convertible into equity. The Company has subsequently negotiated a restructuring and reduction of certain amounts owed to two of its largest creditors and to a deferred payment plan on these obligations.

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

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

EXHIBIT     DESCRIPTION
--------    -----------
2.          Plan and Agreement of Merger and Amalgamation, dated as of May 13, 1997, among the Company,
            SGI Holding Corporation Limited, IEL and Harrah's Interactive Investment Company.
            (Incorporated by reference to the same numbered exhibit to the Registrant's Form 8-K as filed with the SEC on June 27, 1997.)
3.i(a)      Articles of Incorporation (Yukon Territory). (Incorporated by reference to Exhibit 1.1 to the
            Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on October
            12, 1993.)
3.i(b)      Certificate of Continuance (Bermuda). (Incorporated by reference to Exhibit 1.2 to the
            Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September
            16, 1996.)
3.ii        Bye-Laws as amended. (Incorporated by reference to the same numbered exhibit to the
            Registrant's Annual Report on Form 10-K/A No. 2 as filed with the SEC on July 8, 1998.)
4.1         Escrow Agreement dated May 27, 1992, as amended, among Montreal Trust Company of Canada, the
            Company and certain shareholders. (Incorporated by reference to Exhibit 3.2 to the
            Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on October
            12, 1993.)
4.2         Redemption Agreement, dated as of February 25, 1997, between the Company and Anthony Clements and Rex Fortescue. (Incorporated by reference to Exhibit 3.12 to the Registrant's Annual
            Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 12, 1997.)
4.3         Redemption and Cancellation Agreement, dated as of April 30, 1997, between the Company and
            Sky Games International, Inc. (Incorporated by reference to Exhibit 3.13 to the Registrant's
            Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 12, 1997.)
4.4         Shareholder Rights Agreement, dated June 17, 1997, between the Company and Harrah's
            Interactive Investment Company. (Incorporated by reference to Exhibit 3.15 to the
            Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September
            12, 1997.)
4.5         Registration and Preemptive Rights Agreement, dated June 17, 1997, between the Company and
            Harrah's Interactive Investment Company. (Incorporated by reference to Exhibit 4(a) to the
            Registrant's Form 8-K as filed with the SEC on June 27, 1997.)
4.6         Registration Rights Agreement, dated June 17, 1997, between the Company and B/E Aerospace,
            Inc. (Incorporated by reference to Exhibit 4(b) to the Registrant's Form 8-K as filed  with the SEC on June 27, 1997.)
4.7         Subscription Agreement, dated as of October 22, 1997, between the Company and Henderson
            International Investments Limited. (Incorporated by reference to Exhibit 3.22 to the
            Registrant's Quarterly Report on Form 10-Q/A No. 1 as filed with the SEC on July 8, 1998.)
4.8         Subscription Agreement, dated as of October 22, 1997, between the Company and Michael A.
            Irwin. (Incorporated by reference to Exhibit 3.23 to the Registrant's Quarterly Report on
            Form 10-Q/A as filed with the SEC on July 8, 1998.)
4.9         First Amendment to Registration and Preemptive Rights Agreement dated March 18, 1998 between the Company and Harrah's Interactive Investment Company. (Incorporated by reference to
            Exhibit 99.22 to the Registrant's Amended Registration

            Statement on Form S-3 as filed with the SEC on July 15, 1998.)
4.10        First Amendment to Subscription Agreement between the Company and Henderson International
            Investments Limited dated as of April 2, 1998. (Incorporated by reference to Exhibit 99.23 to the Registrant's Amended Registration Statement on Form S-3 as filed with the SEC on July 15,
            1998.)
4.11        Securities Purchase Agreement between the Company and each of Marshall Capital Management,
            Inc. (formerly Proprietary Convertible Investment Group, Inc.) and CC Investments, LDC dated as of December 17, 1997. (Incorporated by reference to Exhibit 99 to the Registrant's Form
            8-K as filed with the SEC on December 24, 1997.)
4.12        Registration Rights Agreement between the Company and each of Marshall Capital Management,
            Inc. (formerly Proprietary Convertible Investment Group, Inc.) and CC Investments, LDC dated as of December 17, 1997 (Incorporated by reference to Exhibit 4(c) to the Registrant's Form
            8-K as filed with the SEC on December 24, 1997.)
4.13        Securities Purchase Agreement between the Company and Palisades Holding, Inc. dated February
            20, 1998. (Incorporated by reference to Exhibit 99.6 to the Registrant's Amended Registration
            Statement on Form S-3 as filed with the SEC on July 15, 1998.)
4.14        Registration Rights Agreement between the Company and Palisades Holding, Inc. dated February
            20, 1998. (Incorporated by reference to Exhibit 99.5 to the Registrant's Amended Registration
            Statement on Form S-3 as filed with the SEC on July 15, 1998.)
4.15        Securities Agreement between the Company and B/E Aerospace, Inc. dated June 25, 1998.
            (Incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K filed with the SEC on
            July 2, 1998.)
10.5*       Services Agreement, dated as of November 7, 1995, between IEL and Singapore Airlines Limited.
            (Incorporated by reference to Exhibit 3.9 to the Registrant's Annual Report on Form 20-F
            (File No. 0-22622) as filed with the SEC on September 16, 1996.)
10.6*       Software License and Software Services Agreement, dated as of November 7, 1995, between IEL and Singapore Airlines Limited. (Incorporated by reference to Exhibit 3.10 to the
            Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September
            16, 1996.)
10.7        Sublease Agreement dated as of June 5, 1997, between IEL and Harrah's Operating Company, Inc.
            (Incorporated by reference to Exhibit 3.11 to the Registrant's Annual Report on Form 20-F
            (File No. 0-22622) as filed with the SEC on September 12, 1997.)
10.8        Consulting Agreement, dated as of April 30, 1997, between the Company and James P. Grymyr.
            (Incorporated by reference to Exhibit 3.14 to the Registrant's Annual Report on Form 20-F
            (file No. 0-22622) as filed with the SEC on September 12, 1997.)
10.9*       Software License Agreement, dated June 17, 1997, between the Company and Harrah's Interactive
            Investment Company. (Incorporated by reference to Exhibit 3.16 to the Registrant's Annual
            Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 12, 1997.)
10.10       Continuing Services Agreement, dated June 17, 1997, between the Company and Harrah's
            Interactive Entertainment Company. (Incorporated by reference to Exhibit 3.17 to the
            Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September
            12, 1997.)
10.11       Termination Agreement and Release, dated as of June 17, 1997, among the Company, SGI Holding
            Corporation Limited, IEL, Harrah's Interactive Investment Company, and Harrah's Interactive
            Entertainment Company. (Incorporated by reference to Exhibit 3.21 to the Registrant's Annual
            Report on Form 20-F (File No. 0-22622 as filed with he SEC on September 12, 1997.)
27**        Financial Data Schedule.

*   Confidential treatment has been granted.
**  Submitted herewith.

                                   Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       INTERACTIVE ENTERTAINMENT LIMITED


October 22, 1999                            BY:  /s/ Michael A. Irwin
                                              -----------------------
                                              Controller
                                              (Chief Accounting Officer)