Form 10-Q
period 1999-06-30
INTERACTIVE ENTERTAINMENT LTD
filed 1999-10-22
CIK 882537

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1999

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

Exhibit index is located on page 12.

                       INTERACTIVE ENTERTAINMENT LIMITED

                                     INDEX


PART I. FINANCIAL INFORMATION                                                     PAGE

Item 1. Consolidated Financial Statements
        Consolidated Balance Sheets - June 30, 1999 and December 31, 1998            3

        Consolidated Statements of Operations - Three Months ended June 30, 1999
        and June 30, 1998                                                            4

        Consolidated Statements of Operations - Six Months ended June 30, 1999
        and June 30, 1998                                                            4

        Consolidated Statements of Cash Flows - Six Months ended June 30, 1999
        and June 30, 1998                                                            5

        Notes to Consolidated Financial Statements                                   6

Item 2. Management's Discussion and Analysis of Financial Condition and             10
        Results of Operations

PART II. OTHER INFORMATION

Item 6.(a) Exhibits                                                                 12

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                         ASSETS
                         ------
                                                             June 30,     December 31,
                                                               1999           1998
                                                             --------     ------------
Current Assets
  Cash and cash equivalents                                $    151,465   $     95,642
  Accounts and notes receivable, less allowance
    for doubtful accounts of $46,828                             93,578         82,356
  Prepaid expenses                                               14,940        115,232
                                                           ------------   ------------
      Total current assets                                      259,983        293,230
                                                           ------------   ------------
Furniture, fixtures and equipment, at cost                      724,240        729,578
  Less: accumulated depreciation                               (337,756)      (259,457)
                                                           ------------   ------------
    Furniture, fixtures and equipment, net                      386,484        470,121

Game software (net of amortization)                             561,694        702,117

Goodwill (net of amortization)                                  786,742      1,043,289
                                                           ------------   ------------
      Total assets                                         $  1,994,903   $  2,508,757
                                                           ============   ============

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

Current liabilities
  Accounts payable and accrued expenses                    $    770,817   $    623,614
                                                           ------------   ------------
      Total current liabilities                                 770,817        623,614

Shareholders' equity
  Class A preferred shares, $0.01 par value,
    authorized - 3,000 shares,  outstanding - 2,237 shares           22             22
  Class B preferred shares, $0.01 par value,
    authorized - 5,000,000 shares, outstanding - 2,075
    and 2,662 shares                                                 21             27
  Common shares, $0.01 par value authorized - 50,000,000
    shares; outstanding 46,475,000 and 24,367,414 shares        464,750        243,674
  Additional paid-in-capital                                 65,651,563     65,895,695
  Accumulated deficit                                       (64,892,270)   (64,254,275)
                                                           ------------   ------------
                                                              1,224,086      1,885,143
                                                           ------------   ------------
      Total liabilities and shareholders' equity           $  1,994,903   $  2,508,757
                                                           ============   ============

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       Three Months Ended June 30,     Six Months Ended June 30,
                                                       ---------------------------     --------------------------
                                                            1999          1998            1999           1998
                                                        -----------    -----------     -----------    -----------
Revenue                                                 $   111,975    $    57,505     $   252,498    $   111,605

Operating Expenses
     General and administrative                              98,313        799,800         171,143      1,552,570
     Consulting and contract labor                           14,096         99,486          27,276        173,230
     Marketing                                                  550         26,004             550        115,811
     Legal                                                   32,371         74,816          35,209        152,079
     Business discontinuation                                     -              -          17,877              -
     Depreciation and amortization                          238,480      2,381,271         476,959      4,676,386
                                                        -----------    -----------     -----------    -----------
                                                            383,810      3,381,377         729,014      6,670,076

Other (Income) and Expense
     Interest expense                                             -         34,725               -        188,249
     Interest income                                           (755)        (7,365)         (1,166)       (15,242)
                                                        -----------    -----------     -----------    -----------
                                                               (755)        27,360          (1,166)       173,007
                                                        -----------    -----------     -----------    -----------
Net loss                                                $   271,080    $ 3,351,232     $   475,350    $ 6,731,478
                                                        ===========    ===========     ===========    ===========

BASIC AND DILUTED LOSS PER SHARE
Numerator for basic and diluted loss per share:
     Net loss                                           $   271,080    $ 3,351,232     $   475,350    $ 6,731,478
     Preferred stock dividends                               89,736         87,352         185,707        172,573
                                                        -----------    -----------     -----------    -----------
     Loss to common shareholders                        $   360,816    $ 3,438,584     $   661,057    $ 6,904,051
                                                        ===========    ===========     ===========    ===========

Denominator for basic and diluted loss per share:
     Weighted average shares outstanding                 46,475,000     20,486,394      43,807,716     20,237,230
                                                        ===========    ===========     ===========    ===========

Net loss per share                                      $     0.008    $     0.168     $     0.015    $     0.341
                                                        ===========    ===========     ===========    ===========

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                          Six Months      Six Months
                                                                             Ended           Ended
                                                                            June 30,        June 30,
                                                                              1999            1998
                                                                           ---------      -----------
OPERATING ACTIVITIES
 Net Loss                                                                  $(475,350)     $(6,731,478)
Reconciliation of net loss to net cash used in operating activities:
      Depreciation and amortization                                          476,959        4,676,386
      Non-cash interest expense                                                    -            5,493
      Other                                                                        2           12,821
      Changes in assets/liabilities: (excluding effect of acquisition)
           Accounts receivable                                               (11,222)         (45,889)
           Prepaid expenses                                                  100,292          (88,686)
           Other assets                                                            -          165,599
           Accounts payable and accrued expenses                             147,203          333,281
                                                                           ---------      -----------
              Net cash provided by (used in) operating activities            237,884       (1,672,473)
                                                                           ---------      -----------

INVESTING ACTIVITIES
     (Purchases) sales of property and equipment                               3,646           (7,672)
      Software development                                                         -         (101,280)
                                                                           ---------      -----------
              Net cash provided by (used in) investing activities              3,646         (108,952)
                                                                           ---------      -----------

FINANCING ACTIVITIES
      Issuance of preferred stock                                                  -          270,313
      Issuance of common stock                                                     -        1,310,563
      Redemption of preferred stock                                                -         (100,000)
      Payment of preferred stock dividends                                  (185,707)        (172,573)
                                                                           ---------      -----------
              Net cash provided by (used in) financing activities           (185,707)       1,308,303
                                                                           ---------      -----------

      Net increase (decrease) in cash                                         55,823         (473,122)
      Cash, beginning of period                                               95,642        1,239,864
                                                                           ---------      -----------
      Cash, end of period                                                  $ 151,465      $   766,742
                                                                           =========      ===========

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

On January 13, 1998, the Company completed the acquisition of all the outstanding capital stock of Inflight Interactive Limited ("IIL") in exchange for 500,000 shares of the Company's $.01 par value common stock (the "Common Stock"). IIL is a United Kingdom developer and provider of amusement games to the airline industry. The games are marketed under the name Sky Play and, as of June 30, 1999 were currently operating on a number of airlines, including Air China, American Airlines, Cathay Pacific, Continental, Egyptair, Japan Air Lines, Lauda Air, Malaysia Airlines, and Virgin Atlantic. The purchase agreement provides for the Company to issue up to 250,000 additional shares of Common Stock to the previous owners of IIL upon achievement of certain milestones regarding implementation of the Company's Sky Games gaming software with an international airline to be designated by the parties. The acquisition was accounted for using the purchase method.


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

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") effective January 1, 1998. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company's comprehensive income (loss) is substantially equivalent to net income (loss) for the six months ended June 30, 1999 and 1998, respectively.

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

The Class A Preference Shares are convertible at any time into a number of shares of Common Stock determined by dividing $1,000 per share of Class A Preference Shares, plus any accrued and unpaid dividends thereon by: (i) prior to August 31, 1999, a conversion price equal to 65% of the average mean of the closing bid and ask prices of the Common Stock for the 20 trading days prior to the conversion (the "Market Price") and (ii) after August 31, 1999, a conversion price equal to 60% of the Market Price. Dividends on the Class A Preference Shares are cumulative and payable quarterly at an annual dividend rate of 9%. The Company, at its option, may redeem the Class A Preference Shares, in whole or in part, at any time and from time to time, at a redemption price of $1,000 per share plus any accrued and unpaid dividends thereon. The Company is not required to redeem the Class A Preference Shares. Upon liquidation, holders of the Class A Preference Shares will be entitled to repayment of an amount equal to $1,000 per share plus accrued and unpaid dividends, prior to any distributions to holders of common Stock. Unpaid dividends of $150,600 were in arrears as of June 30, 1999 and are included on the Consolidated Balance Sheets in accounts payable and accrued expenses. The Class A Preference Shares do not have any voting rights.

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

Unpaid dividends of $178,200 were in arrears as of June 30, 1999 and are included on the Consolidated Balance Sheets in accounts payable and accrued expenses. The Class B Preference Shares do not have any voting rights.


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

On January 13, 1998, the Company completed the acquisition of all the outstanding stock of Inflight Interactive Limited ("IIL") in exchange for 500,000 shares of the Company's Common Stock. IIL is a U. K. developer and provider of amusement games to the airline industry marketed under the name Sky Play. IIL's games are currently operating on approximately 100 aircraft of a number of airlines, including Air China, American Airlines, Cathay Pacific, Continental, Egyptair, Japan Air Lines, Lauda Air, Malaysia Airlines, and Virgin Atlantic.


Results of Operations


Three Months Ended June 30, 1999 and 1998

Revenue from operations for the three months ended June 30, 1999 was $112,000 compared to $57,500 during the three months ended June 30, 1998. Revenue consisted of fees generated from the Sky Play amusement games acquired with the purchase of IIL. The increase in revenue is attributable to an increase in the average number of aircraft licensed to use the Company's software.

General and administrative expense decreased from $799,800 in the 1998 period to $98,313 during the 1999 period. The decrease is attributable to ceasing the inflight gaming business. This includes decreases in payroll and related costs of $388,700, office operations of $44,300, investor relations of $45,700, travel of $106,500, taxes of $34,900 and rent of $14,700.

Consulting and contract labor expenses decreased by $85,400, marketing expenses by $25,500, and legal expense by $42,400 due to closure of the inflight gaming business.

Depreciation and amortization expenses decreased by $2,142,800. The 1998 period included amortization of the goodwill created in the 1997 Amalgamation. The remaining goodwill was written off in December, 1998 when the Company closed the inflight gaming business.

Interest expense decreased by $34,700. The 1998 period included amounts for interest and amortization of deferred finance charges on the convertible debentures. There were no convertible debentures outstanding during the three months ended June 30, 1999.

Six Months Ended June 30, 1999 and 1998

Revenue from operations for the six months ended June 30, 1999 was $252,500 compared to $111,605 during the six months ended June 30, 1998. Revenue consisted of fees generated from the Sky Play amusement games acquired with the purchase of IIL. The increase in revenue is attributable to an increase in the average number of aircraft licensed to use the Company's software.

General and administrative expense decreased from $1,552,600 in the 1998 period to $171,100 during the 1999 period. The decrease is attributable to ceasing the inflight gaming business. This includes decreases in payroll and related costs of $767,300, office operations of $97,200, investor relations of $53,600, travel of $230,700, taxes of $47,300 and rent of $49,600.

Consulting and contract labor expenses decreased by $145,900, marketing expenses by $115,300, and legal expense by $116,900 due to closure of the inflight gaming business.

Depreciation and amortization expenses decreased by $4,199,400. The 1998 period included amortization of the goodwill created in the 1997 Amalgamation. The remaining goodwill was written off in December, 1998 when the Company closed the inflight gaming business.

Interest expense decreased by $188,200. The 1998 period included amounts for interest and amortization of deferred finance charges on the convertible debentures. There were no convertible debentures outstanding during the six months ended June 30, 1999.

Liquidity and Capital Resources

At June 30, 1999, the Company had a working capital deficit of $510,834. Although the Company had positive cash flow from operations during the six months ended June 30, 1999, cash flow is not sufficient to provide the necessary funds for marketing, for continued development of the Company's products or to fund payment of the Company's dividend obligations on outstanding preference shares. The Company's primary source of funding has been through sales of its equity and securities convertible into equity. The Company has subsequently negotiated a restructuring and reduction of certain amounts owed to two of its largest creditors and to a deferred payment plan on these obligations.

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