Form 10-Q
period 1999-09-30
INTERACTIVE ENTERTAINMENT LTD
filed 1999-11-12
CIK 882537

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1999

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

Exhibit index is located on page 13.

                       INTERACTIVE ENTERTAINMENT LIMITED

                                     INDEX


PART I. FINANCIAL INFORMATION                                                           PAGE

Item 1. Consolidated Financial Statements
        Consolidated Balance Sheets - September 30, 1999 and December 31, 1998            3

        Consolidated Statements of Operations - Three Months ended September 30,
        1999 and September 30, 1998                                                       4

        Consolidated Statements of Operations - Nine Months ended September 30,
        1999 and September 30, 1998                                                       4

        Consolidated Statements of Cash Flows - Nine Months ended September 30,
        1999 and September 30, 1998                                                       5

        Notes to Consolidated Financial Statements                                        6

Item 2. Management's Discussion and Analysis of Financial Condition and                  10
        Results of Operations

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                              12

Item 6.(a) Exhibits                                                                      13

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                         ASSETS
                         ------
                                                          September 30,   December 31,
                                                               1999           1998
                                                          -------------   ------------
Current Assets
  Cash and cash equivalents                                $     46,101   $     95,642
  Accounts and notes receivable, less allowance
    for doubtful accounts of $46,828                            119,618         82,356
  Prepaid expenses                                              120,379        115,232
                                                           ------------   ------------
      Total current assets                                      286,098        293,230
                                                           ------------   ------------
Furniture, fixtures and equipment, at cost                      724,241        729,578
  Less: accumulated depreciation                               (377,751)      (259,457)
                                                           ------------   ------------
    Furniture, fixtures and equipment, net                      346,490        470,121

Game software (net of amortization)                             491,483        702,117

Goodwill (net of amortization)                                  658,469      1,043,289
                                                           ------------   ------------
      Total assets                                         $  1,782,540   $  2,508,757
                                                           ============   ============

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

Current liabilities
  Accounts payable and accrued expenses                    $    876,176   $    623,614
                                                           ------------   ------------
      Total current liabilities                                 876,176        623,614

Shareholders' equity
  Class A preferred shares, $0.01 par value,
    authorized - 3,000 shares,  outstanding - 2,237 shares           22             22
  Class B preferred shares, $0.01 par value,
    authorized - 5,000,000 shares, outstanding - 2,075
    and 2,662 shares                                                 21             27
  Common shares, $0.01 par value authorized - 50,000,000
    shares; outstanding 46,475,000 and 24,367,414 shares        464,750        243,674
  Additional paid-in-capital                                 65,651,563     65,895,695
  Accumulated deficit                                       (65,209,992)   (64,254,275)
                                                           ------------   ------------
                                                                906,364      1,885,143
                                                           ------------   ------------
      Total liabilities and shareholders' equity           $  1,782,540   $  2,508,757
                                                           ============   ============

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                            Three Months Ended             Nine Months Ended
                                                              September 30,                  September 30,
                                                        --------------------------     --------------------------
                                                            1999          1998            1999           1998
                                                        -----------    -----------     -----------    -----------
Revenue                                                 $   120,075    $    58,045     $   372,574    $   169,650

Operating Expenses
     General and administrative                              95,125        681,005         266,269      2,233,575
     Consulting and contract labor                                -        102,762          27,276        275,992
     Marketing                                                5,650         30,315           6,200        146,126
     Legal                                                    7,788         72,507          42,996        224,586
     Business discontinuation                                     -              -          17,877              -
     Depreciation and amortization                          238,479      2,518,523         715,439      7,194,909
                                                        -----------    -----------     -----------    -----------
                                                            347,042      3,405,112       1,076,057     10,075,188

Other (Income) and Expense
     Interest expense                                           787              -             787        188,249
     Interest income                                           (754)       (13,901)         (1,920)       (29,143)
                                                        -----------    -----------     -----------    -----------
                                                                 33        (13,901)         (1,133)       159,106

                                                        -----------    -----------     -----------    -----------
Net loss                                                $   227,000    $ 3,333,166     $   702,350    $10,064,644
                                                        ===========    ===========     ===========    ===========

BASIC AND DILUTED LOSS PER SHARE
Numerator for basic and diluted loss per share:
     Net loss                                           $   227,000    $ 3,333,166     $   702,350    $10,064,644
     Preferred stock dividends                               90,722        108,741         276,429        281,314
                                                        -----------    -----------     -----------    -----------
     Loss to common shareholders                        $   317,722    $ 3,441,907     $   978,779    $10,345,958
                                                        ===========    ===========     ===========    ===========

Denominator for basic and diluted loss per share:
     Weighted average shares outstanding                 46,475,000     20,841,778      43,807,716     20,438,746
                                                        ===========    ===========     ===========    ===========

Net loss per share                                      $     0.007    $     0.165     $     0.022    $     0.506
                                                        ===========    ===========     ===========    ===========

              INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                          Nine Months      Nine Months
                                                                             Ended           Ended
                                                                          September 30,    September 30,
                                                                              1999            1998
                                                                           ---------      -----------
OPERATING ACTIVITIES
 Net Loss                                                                  $(702,350)     $(10,064,644)
Reconciliation of net loss to net cash used in operating activities:
      Depreciation and amortization                                          715,430        7,194,909
      Issuance of options for consulting                                           -           51,000
      Non-cash interest expensse                                                   -          171,092
      Other                                                                        -           12,819
      Changes in assets/liabilities: (excluding effect of acquisition)
           Accounts receivable                                               (37,262)         (67,180)
           Prepaid expenses                                                   (5,147)         (58,344)
           Accounts payable and accrued expenses                             209,203          (35,982)
                                                                           ---------      -----------
              Net cash provided by (used in) operating activities            179,883       (2,796,330)
                                                                           ---------      -----------

INVESTING ACTIVITIES
     (Purchases) sales of property and equipment                               3,646           (7,672)
      Software development                                                         -         (101,280)
                                                                           ---------      -----------
              Net cash provided by (used in) investing activities              3,646         (108,952)
                                                                           ---------      -----------

FINANCING ACTIVITIES
      Issuance of preferred stock                                                  -        2,041,623
      Issuance of common stock                                                     -        1,310,563
      Redemption of preferred stock                                                -         (500,000)
      Issuance of notes payable                                               86,717                -
      Payment of notes payable                                               (43,358)               -
      Payment of preferred stock dividends                                  (276,429)        (281,314)
                                                                           ---------      -----------
              Net cash provided by (used in) financing activities           (233,070)       2,570,872
                                                                           ---------      -----------

      Net increase (decrease) in cash                                        (49,541)        (334,410)
      Cash, beginning of period                                               95,642        1,239,864
                                                                           ---------      -----------
      Cash, end of period                                                  $  46,101      $   905,454
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

On January 13, 1998, the Company completed the acquisition of all the outstanding capital stock of Inflight Interactive Limited ("IIL") in exchange for 500,000 shares of the Company's $.01 par value common stock (the "Common Stock"). IIL is a United Kingdom developer and provider of amusement games to the airline industry. The games are marketed under the name Sky Play and, as of September 30, 1999 were operating on a number of airlines, including Air China, American Airlines, Cathay Pacific, Continental, Egyptair, Japan Air Lines, Lauda Air, Malaysia Airlines, and Virgin Atlantic. The purchase agreement provides for the Company to issue up to 250,000 additional shares of Common Stock to the previous owners of IIL upon achievement of certain milestones regarding implementation of the Company's Sky Games gaming software with an international airline to be designated by the parties. The acquisition was accounted for using the purchase method.


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

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") effective January 1, 1998. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company's comprehensive income (loss) is substantially equivalent to net income (loss) for the nine months ended September 30, 1999 and 1998, respectively.

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


NOTE 5 - SHAREHOLDERS' EQUITY

In December 1994, the Company discontinued an engineering and marketing arrangement with B/E Aerospace, Inc. ("BEA"). As part of the termination, the Company issued to BEA a promissory note in the original principal amount of $2.5 million at 12% per annum. On February 28, 1997, an agreement was reached with BEA to exchange the note, in the amount of $2,737,000, including accrued and unpaid interest, for Class A Preference Shares at a stated value of $1,000 per share. The exchange for 2,737 Class A Preference Shares was completed in June, 1997. During 1998, the Company and BEA agreed that the Company would redeem the Class A Preference Shares in installments beginning June 30, 1998. The Company redeemed 500 shares at their redemption price of $1,000 per share during 1998, but has been unable to redeem additional shares.

The Class A Preference Shares are convertible at any time into a number of shares of Common Stock determined by dividing $1,000 per share of Class A Preference Shares, plus any accrued and unpaid dividends thereon by a conversion price equal to 60% of the average mean of the closing bid and ask prices of the Common Stock for the 20 trading days prior to the conversion. Dividends on the Class A Preference Shares are cumulative and payable quarterly at an annual dividend rate of 9%. The Company, at its option, may redeem the Class A Preference Shares, in whole or in part, at any time and from time to time, at a redemption price of $1,000 per share plus any accrued and unpaid dividends thereon. The Company is not required to redeem the Class A Preference Shares. Upon liquidation, holders of the Class A Preference Shares will be entitled to repayment of an amount equal to $1,000 per share plus accrued and unpaid dividends, prior to any distributions to holders of common Stock. Unpaid dividends of $201,400 were in arrears as of September 30, 1999 and are included on the Consolidated Balance Sheets in accounts payable and accrued expenses. The Class A Preference Shares do not have any voting rights.

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

Unpaid dividends of $218,200 were in arrears as of September 30, 1999 and are included on the Consolidated Balance Sheets in accounts payable and accrued expenses. The Class B Preference Shares do not have any voting rights.


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


Results of Operations


Three Months Ended September 30, 1999 and 1998

Revenue from operations for the three months ended September 30, 1999 was $120,100 compared to $58,000 during the three months ended September 30, 1998. Revenue consisted of fees generated from the Sky Play amusement games acquired with the purchase of IIL. The increase in revenue is attributable to an increase in the average number of aircraft licensed to use the Company's software.

General and administrative expense decreased from $681,000 in the 1998 period to $95,100 during the 1999 period. The decrease is attributable to ceasing the inflight gaming business. This includes decreases in payroll and related costs of $365,800, office operations of $29,600, investor relations of $36,700, travel of $51,500, taxes of $28,500 and rent of $36,500.

Consulting and contract labor expenses decreased by $102,800, marketing expenses by $24,700, and legal expense by $64,700 due to closure of the inflight gaming business.

Depreciation and amortization expenses decreased by $2,262,200. The 1998 period included amortization of the goodwill created in the 1997 Amalgamation. The remaining goodwill was written off in December, 1998 when the Company closed the inflight gaming business.

Nine Months Ended September 30, 1999 and 1998

Revenue from operations for the nine months ended September 30, 1999 was $372,600 compared to $169,700 during the nine months ended September 30, 1998. Revenue consisted of fees generated from the Sky Play amusement games acquired with the purchase of IIL. The increase in revenue is attributable to an increase in the average number of aircraft licensed to use the Company's software.

General and administrative expense decreased from $2,233,600 in the 1998 period to $266,300 during the 1999 period. The decrease is attributable to ceasing the inflight gaming business. This includes decreases in payroll and related costs of $1,133,200, office operations of $126,800, investor relations of $90,300, travel of $282,200, taxes of $75,900 and rent of $86,100.

Consulting and contract labor expenses decreased by $248,700, marketing expenses by $139,900, and legal expense by $181,600 due to closure of the inflight gaming business.

Depreciation and amortization expenses decreased by $6,469,500. The 1998 period included amortization of the goodwill created in the 1997 Amalgamation. The remaining goodwill was written off in December, 1998 when the Company closed the inflight gaming business.

Interest expense decreased by $187,500. The 1998 period included amounts for interest and amortization of deferred finance charges on the convertible debentures. There were no convertible debentures outstanding during the nine months ended September 30, 1999.

Liquidity and Capital Resources

At September 30, 1999, the Company had a working capital deficit of $590,100. Although the Company had positive cash flow from operations during the nine months ended September 30, 1999, cash flow is not sufficient to provide the necessary funds for marketing, for continued development of the Company's products or to fund payment of the Company's dividend obligations on outstanding preference shares. The Company's primary source of funding has been through sales of its equity and securities convertible into equity. The Company has subsequently negotiated a restructuring and reduction of certain amounts owed to two of its largest creditors and to a deferred payment plan on these obligations.

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

                          PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual General Meeting for the fiscal period ended December 31, 1998 on September 10, 1999. The following matters were voted upon at the meeting:

         1. Amendment of the Company's Bye-Laws to increase the authorized share capital of the Company to 100,000,000 million shares of Common Stock;

         2. Amendment of the Company's Bye-Laws:

         . to increase the quorum required for a general meeting of shareholders to at least one-third of shares entitled to vote;
         . to make the size of the Board of Directors variable; and . to permit the Board to fill vacancies on the Board.

         3. Election of five persons to the Board of Directors.

         4. Ratification of the appointment of Buckley Dodds as the Company's independent public accountants.

There were 38,095,287 shares of Common Stock voted at the Annual General Meeting as follows. Percentages are percentages of shares voted.

         1. Increase in authorized share capital.

               Number        %
               ------        -
For              9,511,611   29.0
Against         23,290,088   70.9
Abstain             24,663    0.1
Not Voted        5,268,925

         2. Change in general meeting quorum, Board size and Board replacement

               Number        %
               ------        -
For             32,517,289   99.0
Against            283,073    0.9
Abstain             26,000    0.1
Not Voted        5,268,925

         3. Election of Directors:

                                  For          Withhold         Abstain
                                  ---          --------         -------
Nominee                     Number      %     Number    %     Number   %
                            ------      -     ------    -     ------   -
Anthony P. Clements        37,940,300   99.9      300   0.0    35,827  0.1
Stephen Rosenberg          37,940,300   99.9      300   0.0    35,827  0.1
Eppie Canning              37,826,800   99.6  113,800   0.3    35,827  0.1
Deborah Fortescue-Merrin   37,940,300   99.9      300   0.0    35,827  0.1
Anastasia Kostoff-Mann     37,906,850   99.8   33,750   0.1    35,827  0.1

         4. Ratification of Buckley Dodds as independent public accountants.

               Number        %
               ------        -
For             37,813,450   99.3
Against            246,560    0.6
Abstain             23,277    0.1
Not Voted           12,000

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

EXHIBIT     DESCRIPTION
--------    -----------
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


                       INTERACTIVE ENTERTAINMENT LIMITED


November 10, 1999                           BY:  /s/ Michael A. Irwin
                                              -----------------------
                                              Controller
                                              (Chief Accounting Officer)