Form 10-Q
period 2000-03-31
INTERACTIVE ENTERTAINMENT LTD
filed 2000-07-25
CIK 882537

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



CEDAR HOUSE
41 CEDAR STREET
HAMILTON  HM12   BERMUDA
(Address of principal executive offices)

(604) 947-2555
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

The registrant had 50,000,000 shares of common stock outstanding as of October 20, 1999.

Exhibit index is located on page 12.



INTERACTIVE ENTERTAINMENT LIMITED

INDEX



PART I. FINANCIAL INFORMATION							PAGE

Item 1. Consolidated Financial Statements

	Consolidated Balance Sheets - March 31, 2000, March 31, 1999
and December 31, 1999								       3

	Consolidated Statements of Operations - Three Months ended
March 31, 2000 and March 31, 1999						       4

	Consolidated Statements of Cash Flows - Three Months ended
March 31, 2000	and March 31, 1999						       5

	Notes to Consolidated Financial Statements					       6


Item 2. Management's Discussion and Analysis of Financial Condition and		     10
	Results of Operations


PART II. OTHER INFORMATION

Item 6.(a) Exhibits									     11



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES











CONSOLIDATED BALANCE SHEETS











(UNAUDITED)



















ASSETS









 March 31,

 March 31,

 December 31,








2000

1999

1999
Current Assets













Cash and cash equivalents






 $           70,140

 $           41,717

 $           56,785

Accounts and notes receivable, less allowance for













doubtful accounts of $46,828





            125,080

            154,096

              92,481

Prepaid expenses






              58,783

              96,547

              89,106



Total current assets




            254,003

            292,360

            238,372













Furniture, fixtures and equipment, at cost







            443,936

            724,240

            447,666

Less:  accumulated depreciation






            226,381

          (297,761)

          (203,667)


Furniture, fixtures and equipment, net





            217,555

            426,479

            243,999













Game software (net of amortization)







            351,060

            631,906

            421,271













Goodwill (net of amortization)







            444,680

            915,015

            530,196



Total assets




 $     1,267,298

 $     2,265,760

 $     1,433,838













LIABILITIES AND SHAREHOLDERS' EQUITY

























Current liabilities











            755,173

Accounts payable and accrued expenses






894138

 $         680,859

 $           18,000



Total current liabilities




            894,138

            680,859

            773,173













Notes payable, long term











              81,322












            854,495













Shareholders' equity













Class A preferred shares, $0.01 par value, authorized - 3,000 shares, outstanding - 2,237 shares





                     22

                     22

                     22

Class B preferred shares, $0.01 par value, authorized -













5,000,000shares, outstanding - 2,075 and 2,662 shares
                     21

                     21

                     21

Common shares, $0.01 par value authorized - 50,000,000













shares; outstanding 50,000,000 and 24,367,414 shares





            500,000

            464,750

            464,750

Additional paid-in-capital






      65,616,313

      65,651,563

      65,651,563

Accumulated deficit






     (65,743,195)

     (64,531,455)

     (65,537,013)








            373,161

         1,584,901

            579,343



Total liabilities and shareholders' equity




 $     1,267,299

 $     2,265,760

 $     1,433,838



INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES




CONSOLIDATED STATEMENTS OF OPERATIONS




(UNAUDITED)











Three Months Ended March 31,




2000

1999





Revenue

 $       127,880

 $       140,523





Operating Expenses





General and administrative
             66,530

             72,830

Consulting and contract labor
             21,797

             13,180

Marketing
                   400

                        -

Legal
               7,018

               2,838

Business discontinuation
 -

             17,877

Depreciation and amortization
           178,441

           238,480


           274,186

           345,204


         (146,306)

         (204,684)
Other (Income) and Expense





Interest expense


                        -

Interest income

  404

                   411


                   404

                   411





Net loss

 $       145,902

 $       204,270





BASIC AND DILUTED LOSS PER SHARE




Numerator for basic and diluted loss per share:





Net loss
 $       145,902

 $       204,270

Preferred stock dividends
 $         60,280

             95,971

Loss to common shareholders
 $       206,182

 $       300,241





Denominator for basic and diluted loss per share:





Weighted average shares outstanding
       50,000,000

     41,140,432





Net loss per share

$             0.004

 $            0.007




INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES






STATEMENTS OF CASH FLOW






(UNAUDITED)

















 Three Months

 Three Months




 Ended

 Ended




 March 31,

 March 31,




2000

1999







OPERATING ACTIVITIES






Net Loss



 $        (145,902)

 $          (204,270)
Reconciliation of net loss to net cash used in operating activities:







Depreciation and amortization


             182,171

               238,479

Non-cash interest expense


 -

                           -

Other


 -

                          1

Changes in assets/liabilities: (excluding effect of acquisition)







Accounts receivable

              32,599)

               (71,740)


Prepaid expenses

                30,323

                 18,685


Other assets

 -

                           -


Accounts payable and accrued expenses

                39,642

                 57,245



Net cash provided by (used in) operating activities
                73,635

                 38,400







INVESTING ACTIVITIES







Purchases of property and equipment


 -

                   3,646

Software development


 -

                           -



Net cash provided by (used in) investing activities
 -

                   3,646







FINANCING ACTIVITIES







Issuance of preferred stock


 -

                           -

Payment of preferred stock dividends


              60,280)

               (95,971)



Net cash provided by (used in) financing activities
             (60,280)

               (95,971)















Net increase in cash


                13,355

               (53,925)

Cash, beginning of period


                56,785

                 95,642

Cash, end of period


                70,140

 $              41,717




INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF OPERATIONS

The consolidated financial statements of Interactive Entertainment Limited and Subsidiaries ("IEL" or the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. For this reason, the consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

The Company is a Bermuda exempted company which, in June 1997, changed its name from Sky Games International, Ltd. ("SGI") to Interactive Entertainment Limited. The Company's activities had been focused on providing inflight gaming software and services by developing, implementing and operating a computer-based interactive video entertainment system of gaming and other entertainment activities on, but not limited to, the aircraft of international commercial air carriers. In November, 1998, the Company ceased operations of its inflight gaming business and currently, the Company is concentrating on its Sky Play entertainment games business.

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


NOTE 4 - SHAREHOLDERS' EQUITY

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

The Class A Preference Shares are convertible at any time into a number of shares of Common Stock determined by dividing $1,000 per share of Class A Preference Shares, plus any accrued and unpaid dividends thereon by: (i)
prior to August 31, 1999, a conversion price equal to 65% of the average mean of the closing bid and ask prices of the Common Stock for the 20 trading days prior to the conversion (the "Market Price") and (ii) after August 31, 1999, a conversion price equal to 60% of the Market Price.  Dividends on the Class
A Preference Shares are cumulative and payable quarterly at an annual dividend rate of 9%. The Company, at its option, may redeem the Class A Preference Shares, in whole or in part, at any time and from time to time, at a redemption price of $1,000 per share plus any accrued and unpaid dividends thereon. The Company is not required to redeem the Class A Preference
Shares. Upon liquidation, holders of the Class A Preference Shares will be entitled to repayment of an amount equal to $1,000 per share plus accrued and unpaid dividends, prior to any distributions to holders of common Stock.
Unpaid dividends of $301,779 were in arrears as of March 31, 1999 and are included on the Consolidated Balance Sheets in Accounts Payable and Accrued Expenses. The Class A Preference Shares do not have any voting rights.

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

Unpaid dividends of $250,127 were in arrears as of March 31, 2000 and are included on the Consolidated Balance Sheets in accounts payable and accrued expenses. The Class B Preference Shares do not have any voting rights.


NOTE 6 - AGREEMENT REGARDING REDEMPTION OF PERFORMANCE SHARES

When the Company acquired the rights to the inflight gaming software from Sky Games International, Inc. ("SGII") on November 7, 1991, a portion of the consideration was 3,000,000 shares of Common Stock which, according to then applicable requirements, were placed in escrow, to be released on the basis of one share for each U.S. $1.78 of net cash flow generated from the assets over a ten-year period (the "Performance Shares"). 2,000,000 of the Performance Shares were issued to SGII (87% of the outstanding stock of which was owned by James P. Grymyr, formerly a director of the Company, and his wife) and 1,000,000 shares were issued to Anthony Clements, a director of the Company.
An additional 525,000 shares, which were issued to Dr. Rex E. Fortescue, formerly a director of the Company, are held in the escrow on the same terms and are also included as Performance Shares. Each of Messrs. Clements and Fortescue, as of April 30, 1997, agreed to allow the Company to redeem and cancel the Performance Shares when and if they are released from escrow for any reason whatsoever (the "Redemption Agreement"). As consideration for such agreement to tender the Performance Shares for cancellation by the Company in the event they are ever released from the escrow, the Company has issued 508,333 shares of Common Stock, respectively. SGII, as of April 30, 1997, also agreed that it will tender the 2,000,000 Performance Shares which it holds for cancellation by the Company when and if such Performance Shares are released from escrow for any reason whatsoever (the "Redemption and Cancellation Agreement"). As consideration of such agreement, in February 1997, the Company expensed the outstanding balance of a note made by SGII to the Company in the approximate amount of $550,000 and issued to SGII 80,590 shares of Common Stock. In the event the Performance Shares are not released prior to six months after the end of the Company's financial year ending in the year 2002, the Performance Shares will automatically be canceled in accordance with the terms of the escrow agreement.

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

Although the Performance Shares have no rights they are still issued and outstanding, therefore they are included in the per share calculations for all periods presented. Effective December 31, 1999 they are considered outstanding for financial statement purposes.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

Recent Developments

On January 5, 1999, the Company's Common Stock was delisted from the Nasdaq SmallCap Market for failing to maintain a bid price greater than or equal to $1.00 per share for the prior thirty consecutive trading days. Maintenance of a $1.00 stock price is required for continued listing of the Company's Common Stock on the Nasdaq SmallCap Market. The Common Stock currently trades through the OTC Bulletin Boardr which is a regulated quotation service of the Nasdaq Stock Market, Inc.

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

On November 12, 1998, the Company announced that it had been unable to attract the additional capital necessary for continued development of its Sky Games inflight gaming business and that it had discontinued all operations associated with the Sky Games product line. The Company stated that it would refocus its business efforts to concentrate exclusively on its non-gaming inflight Sky Play PC games, customers and business. All employees were terminated as of November 13, 1998. Those former employees retained on a part-time contract basis to assist with the management of Sky Play are no longer so retained. Two former employees, through their corporate entity have been formally contracted to attend to the Sky Play business The discontinuation of the Sky Games business has not had an adverse impact on the Sky Play business.

On January 13, 1998, the Company completed the acquisition of all the outstanding stock of Inflight Interactive Limited ("IIL") in exchange for 500,000 shares of the Company's Common Stock. IIL is a U. K. developer and provider of amusement games to the airline industry marketed under the name
Sky Play. IIL's games are currently operating on approximately 128 aircraft of a number of airlines, including Air China, American Airlines, Cathay Pacific, Continental, Egyptair, Lauda Air, Malaysia Airlines, and Virgin Atlantic.


Results of Operations


Three Months Ended March 31, 2000 and 1999

Revenue from operations for the three months ended March 31, 2000 was $127,880 compared to $140,523 during the three months ended March 31, 1999. Revenue consisted of fees generated from the Sky Play amusement games acquired with the purchase of IIL. The decrease in revenue is reflects the loss of the Singapore Airlines non gaming software contract in April of 1999. However, the average number of aircraft licensed to use the Company's software has increased.

General and administrative expense decreased from $95,100 in the 1999 period to $72,830 in the 2000 period. The new Board of Directors' philosophy of streamlining administration to reflect the actual size of business has resulted in the elimination of payroll and associated costs, and the elimination of substantial office rent. This has also resulted in the substantial reductions in the general office overhead and travel.

Consulting and contract labor expenses have increased from $13,180 to $21,797. Product marketing increased from $0 to $400.00 and legal expense by rose from $2,838 to $7,018, reflecting the closing down of IEL (Singapore) PTE Corporation.

Depreciation and amortization expenses decreased by $60,308.


Liquidity and Capital Resources

At March 31, 2000, the Company had a working capital deficit of $388,500. The Company had positive cash flow from operations during the three months ended March 31, 2000. It has been sufficient to provide the necessary funds for marketing, for continued development of the Company's products but not adequate to fund payment of the Company's dividend obligations on outstanding preference shares. The Company has negotiated a restructuring and reduction of certain amounts owed to two of its largest creditors and to a deferred payment plan on these obligations. It is current with these agreements.


Forward-Looking Information

This Form 10-Q contains forward-looking statements that include among others, statements concerning the Company's plans to implement its software products, commence generating revenue from certain of its products, expectations as to funding its capital requirements, the impact of competition, future plans and strategies, statements which include the words "believe," "expect," and " anticipate" and other statements of expectations, beliefs, anticipated developments and other matters that are not historical facts. These statements reflect the Company's views with respect to such matters. Management cautions the reader that these forward-looking statements are subject to risks and uncertainties that could cause actual events or results to materially differ from those expressed or implied by the statements.



PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
EXHIBIT
DESCRIPTION
  2.
Plan and Agreement of Merger and Amalgamation, dated as of May 13, 1997, among the Company, SGI Holding Corporation Limited, IEL and Harrah's Interactive Investment Company. (Incorporated by reference to the same numbered exhibit to the Registrant's Form 8-K as filed with the SEC on June 27, 1997.)
  3.i(a)
Articles of Incorporation (Yukon Territory). (Incorporated by reference to
Exhibit 1.1 to the Registrant's Annual Report on Form 20-F (File No. 0-22622)
as filed with the SEC on October 12, 1993.)
  3.i(b)
Certificate of Continuance (Bermuda). (Incorporated by reference to Exhibit 1.2 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 16, 1996.)
  3.ii
Bye-Laws as amended. (Incorporated by reference to the same numbered exhibit to the Registrant's Annual Report on Form 10-K/A No. 2 as filed with the SEC on July 8, 1998.)
  4.1
Escrow Agreement dated May 27, 1992, as amended, among Montreal Trust Company of Canada, the Company and certain shareholders. (Incorporated by reference to
Exhibit 3.2 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on October 12, 1993.)
  4.2
Redemption Agreement, dated as of February 25, 1997, between the Company and Anthony Clements and Rex Fortescue. (Incorporated by reference to Exhibit
3.12 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as
filed with the SEC on September 12, 1997.)
  4.3
Redemption and Cancellation Agreement, dated as of April 30, 1997, between the Company and Sky Games International, Inc. (Incorporated by reference to Exhibit
3.13 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 12, 1997.)
  4.4
Shareholder Rights Agreement, dated June 17, 1997, between the Company and Harrah's Interactive Investment Company. (Incorporated by reference to
Exhibit 3.15 to the Registrant's Annual Report on Form 20-F (File No.
0-22622) as filed with the SEC on September 12, 1997.)
  4.5
Registration and Preemptive Rights Agreement, dated June 17, 1997, between the Company and Harrah's Interactive Investment Company. (Incorporated by reference to Exhibit 4(a) to the Registrant's Form 8-K as filed with the SEC on June 27, 1997.)
  4.6
Registration Rights Agreement, dated June 17, 1997, between the Company and B/E Aerospace, Inc. (Incorporated by reference to Exhibit 4(b) to the Registrant's Form 8-K as filed with the SEC on June 27, 1997.)
  4.7
Subscription Agreement, dated as of October 22, 1997, between the Company and Henderson International Investments Limited. (Incorporated by reference to
Exhibit 3.22 to the Registrant's Quarterly Report on Form 10-Q/A No. 1 as filed with the SEC on July 8, 1998.)
  4.8
Subscription Agreement, dated as of October 22, 1997, between the Company and Michael A. Irwin. (Incorporated by reference to Exhibit 3.23 to the Registrant's Quarterly Report on Form 10-Q/A as filed with the SEC on July 8, 1998.)
  4.9
First Amendment to Registration and Preemptive Rights Agreement dated March 18, 1998 between the Company and Harrah's Interactive Investment Company. (Incorporated by reference to Exhibit 99.22 to the Registrant's Amended Registration Statement on Form S-3 as filed with the SEC on July 15, 1998.)
  4.10
First Amendment to Subscription Agreement between the Company and Henderson International Investments Limited dated as of April 2, 1998. (Incorporated by reference to Exhibit 99.23 to the Registrant's Amended Registration Statement on Form S-3 as filed with the SEC on July 15, 1998.)
  4.11
Securities Purchase Agreement between the Company and each of Marshall Capital Management, Inc. (formerly Proprietary Convertible Investment Group, Inc.) and CC Investments, LDC dated as of December 17, 1997. (Incorporated by reference to
Exhibit 99 to the Registrant's Form 8-K as filed with the SEC on December 24, 1997.)
  4.12
Registration Rights Agreement between the Company and each of Marshall Capital Management, Inc. (formerly Proprietary Convertible Investment Group, Inc.) and CC Investments, LDC dated as of December 17, 1997 (Incorporated by reference to
Exhibit 4(c) to the Registrant's Form 8-K as filed with the SEC on December 24, 1997.)
  4.13
Securities Purchase Agreement between the Company and Palisades Holding, Inc. dated February 20, 1998. (Incorporated by reference to Exhibit 99.6 to the Registrant's Amended Registration Statement on Form S-3 as filed with the SEC on July 15, 1998.)
  4.14
Registration Rights Agreement between the Company and Palisades Holding, Inc. dated February 20, 1998. (Incorporated by reference to Exhibit 99.5 to the Registrant's Amended Registration Statement on Form S-3 as filed with the SEC on July 15, 1998.)
  4.15
Securities Agreement between the Company and B/E Aerospace, Inc. dated June 25, 1998. (Incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K filed with the SEC on July 2, 1998.)
 10.5*
Services Agreement, dated as of November 7, 1995, between IEL and Singapore Airlines Limited. (Incorporated by reference to Exhibit 3.9 to the
Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 16, 1996.)
 10.6*
Software License and Software Services Agreement, dated as of November 7, 1995, between IEL and Singapore Airlines Limited. (Incorporated by reference to
Exhibit 3.10 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 16, 1996.)
 10.7
Sublease Agreement dated as of June 5, 1997, between IEL and Harrah's Operating Company, Inc. (Incorporated by reference to Exhibit 3.11 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 12, 1997.)
 10.8
Consulting Agreement, dated as of April 30, 1997, between the Company and James
P. Grymyr. (Incorporated by reference to Exhibit 3.14 to the Registrant's Annual Report on Form 20-F (file No. 0-22622) as filed with the SEC on September 12, 1997.)
 10.9*
Software License Agreement, dated June 17, 1997, between the Company and Harrah's Interactive Investment Company. (Incorporated by reference to
Exhibit 3.16 to the Registrant's Annual Report on Form 20-F (File No.
0-22622) as filed with the SEC on September 12, 1997.)
 10.10
Continuing Services Agreement, dated June 17, 1997, between the Company and Harrah's Interactive Entertainment Company. (Incorporated by reference to
Exhibit 3.17 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 12, 1997.)
 10.11
Termination Agreement and Release, dated as of June 17, 1997, among the Company, SGI Holding Corporation Limited, IEL, Harrah's Interactive
Investment Company, and Harrah's Interactive Entertainment Company. (Incorporated by reference to Exhibit 3.21 to the Registrant's Annual Report on Form 20-F (File No. 0-22622 as filed with the SEC on September 12, 1997.)
 27**
Financial Data Schedule.
*   Confidential treatment has been granted.
**  Submitted herewith.






Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INTERACTIVE ENTERTAINMENT LIMITED


June 30, 2000						BY:   "Deborah Fortescue-Merrin"
                         									President


This schedule contains summary financial information extracted from the Consolidated Balance Sheets and the Consolidated Statements of Operations and is qualified in its entirety by reference to such financial statements.


[PERIOD-TYPE]
3-MOS
[FISCAL-YEAR-END]
DEC-31-1999
[PERIOD-START]
JAN-01-2000
[PERIOD-END]
MAR-31-2000
[CASH]
70104
[SECURITIES]
0
[RECEIVABLES]
171908
[ALLOWANCES]
46828
[INVENTORY]
0
[CURRENT-ASSETS]
254003
[PP&E]
443936
[DEPRECIATION]
226381
[TOTAL-ASSETS]
1267298
[CURRENT-LIABILITIES]
894137
[BONDS]
0
[PREFERRED-MANDATORY]
0
[PREFERRED]
43
[COMMON]
500000
[OTHER-SE]
65616313
[TOTAL-LIABILITY-AND-EQUITY]
1267298
[SALES]
127880
[TOTAL-REVENUES]
127880
[CGS]
0
[TOTAL-COSTS]
0
[OTHER-EXPENSES]
274186
[LOSS-PROVISION]
0
[INTEREST-EXPENSE]
0
[INCOME-PRETAX]
(146306)
[INCOME-TAX]
0
[INCOME-CONTINUING]
(145902)
[DISCONTINUED]
0
[EXTRAORDINARY]
0
[CHANGES]
0
[NET-INCOME]
(145902)
[EPS-BASIC]
(.004)
[EPS-DILUTED]
(.004)
[FN]

Amounts inapplicable or not disclosed as a separate line item on the Balance Sheet or Statement of Operations are reported as 0 herein.
14