Form 10-K
period 1999-12-31
INTERACTIVE ENTERTAINMENT LTD
filed 2000-07-28
CIK 882537

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
----------------
FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 1999.
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________.

COMMISSION FILE NO. 0-22622

INTERACTIVE ENTERTAINMENT LIMITED
(Exact name of registrant as specified in its charter)

            BERMUDA						I.R.S. NO. 98-0170199
(Jurisdiction of Incorporation)				     (I.R.S. Employer
Identification No.)

Cedar House, 41 Cedar Street
Hamilton HM 12, Bermuda
(Address of principal executive offices)

Registrant's telephone number, including area code: 604 947-2555

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
Title of each class				Name of each exchange on which
registered
Common Stock, Par Value $0.01			       OTC Bulletin Board
per share ("Common Stock")

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K. [   ]

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of $0.5625 for the Common Stock as reported by the OTC Bulletin Board March 31, 2000 is $28,125,000

The number of shares outstanding of the issuer's Common Stock, as of March 31, 2000: 50,000,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, which will be filed within 10 business days, are incorporated by reference into Part III hereof.

INTERACTIVE ENTERTAINMENT LIMITED

ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

                                                                     PAGE
Part 1
	Item   1
            Corporate History and Development                           1
		Business Overview	                                          1
		The Product                                                 2
		The Industry                                                2
		Competition	                                                2
		Market and Marketing                                        2
		Manufacturing                                               2
		Sky Games System Acquisition                                2
		The Amalgamations                                           3
		Major Customers                                             4
		Employees                                                   4
	Item   2
            Properties                                                  4
	Item   3
            Legal Proceedings                                           4
	Item   4
            Submission of Matters to a Vote of Security Holders         4
Part II
      Item   5
            Market for Registrant's Common Equity and Related
		 Stockholder Matters                                        5
      Item   6
            Selected Financial Data	                                    7
	Item   7
            Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       7
		Overview                                                    7
		Results of Operations                                       9
		Liquidity and Capital Resources                            10
		Forward-Looking Information                                11
      Item   8
            Financial Statements and Supplementary Data                11
      Item   9
            Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                      11
Part III
      Item 10
            Directors and Executive Officers of the Registrant         11
      Item 11
            Executive Compensation                                     11
      Item 12
            Security Ownership of Certain Beneficial Owners
               and Management	                                         12
      Item 13
            Certain Relationships and Related Transactions             12
Part IV
      Item 14
            Exhibits, Financial Statement Schedules and Reports
               on Form 8-K                                             13
            Signatures                                                 16
            Report of Independent Auditors                             17
            Financial Statements                                F-1 - F14

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

The initial purpose of the Company was natural resource exploration and development. Beginning in January 1991 the Company concentrated its efforts on acquiring, developing and commercializing a gaming technology marketed as Sky GamesT for inflight use by international airline passengers and patrons in other non-traditional gaming venues. In pursuit of this purpose, the Company in 1991 acquired the principal assets of Nevada-based Sky Games International, Inc. ("SGII"). In late 1994, the Company formed Old IEL as a joint venture with subsidiaries of Harrah's Entertainment, Inc., ("Harrah's"). This resulted in the transfer to Old IEL of the Company's inflight gaming business and the execution of a management agreement with Harrah's with respect to Old IEL and other related relationships. Pursuant to such management agreement, Old IEL's operations were managed by a Harrah's subsidiary. The description herein of the Company's operations from December 30, 1994 through June 17, 1997 with respect to inflight gaming activities refers to the operations of Old IEL under the management of this subsidiary of Harrah's.


Business Overview

The Sky Games system was developed to introduce gaming to international airline passengers. The system is designed to enable users to play a number of casino-type games from their seats by way of a built-in, color, interactive, in-seat monitor. The Company believed that an opportunity existed to introduce casino games on international air flights. In April of 1996, the Company announced the signing of contracts for the provision of gaming services to Singapore Airlines ("SIA"). The first flight with gaming was launched on June 1, 1998.
A second aircraft was added in mid-October, 1998. Passenger participation was disappointing. On November 12, 1998, the Company announced that it had been unable to attract the additional capital necessary for continued development of its Sky Games inflight gaming business. The Company also announced that it had discontinued all operations associated with the Sky Games product line. All employees were terminated as of November 13, 1998. Those former employees that subsequently had been retained on a part-time contract basis to continue operations and support the Sky Play product, are no longer associated with IEL. Two former employees, through their corporate entity, have been contracted to attend to the Sky Play business

On January 13, 1998, IEL completed the acquisition of all the outstanding capital stock of Inflight Interactive Limited ("IIL") in exchange for 500,000 shares of the Company's $.01 par value common stock (the "Common Stock"). IIL is a United Kingdom developer and provider of amusement games to the airline industry. The acquisition was accounted for using the purchase method. The games are marketed under the name Sky Play. As at December 31, 1999 Sky Play games were operating on a number of airlines, including Air China, American Airlines, Cathay Pacific, Continental, Egypt Air, Japan Air Lines, Lauda Air, Malaysia Airlines, and Virgin Atlantic.


The Product

Sky Play offers airlines the choice of up to 18 amusement games. Unlike Nintendo-style games, which are designed to keep the player challenged and interested over long periods of time, and which generally require player skill developed over a period of time, IEL has selected and developed the Sky Play amusement games which have very simple rules, are already well known or easy to learn and are very simple to play. Games are licensed to airlines for a monthly license fee for each game and each aircraft.

The Company has been granted federal registration of the Sky Games logo and the slogan "We Make Time Fly" by the U.S. Patent and Trademark Office. At this time the Company has not applied for any patents.


The Industry

The Boeing Company's 1999 Current Market Outlook forecast passenger traffic growth of 4.7% annually over the next 20 years. The report noted that, to meet that growth, airlines are expected to add over 20,000 airplanes worth more than $1.38 trillion to their fleets. Boeing estimates that approximately 26% of these new aircraft will be intermediate and large aircraft, which IEL believes, will represent a substantial market for IFE systems and inflight content.

The Company anticipates that the IFE industry will grow rapidly over the next three to five years as airlines commit to interactive IFE hardware based on improved product reliability and competition. Accordingly, the Company is committed to building its core business by focusing on the airline market but is also prepared for other venues such as cruise ships, ferry boats, trains and hotel rooms.


Competition

The Company has several competitors for its amusement games most of whom are small companies like IEL.. The largest market share of the amusement game business for airlines is believed to be held by Nintendo. The Company believes that it has the second largest market share and is the only provider of amusement games to the airline industry with games operational on more than one IFE platform.


Market and Marketing

In the very competitive airline market, airlines are seeking a distinctive, competitive edge to attract and retain paying customers. Entertainment and service systems are forming a part of the airlines' current business strategy. The Company believes that the principal benefit of its product to the airlines, is the ability to enhance entertainment offerings to passengers. IFE systems are capital intensive; however, providing passenger service and comfort, especially for first and business class travelers, is a major area of competition for airlines. The target market for Sky Play has been domestic and foreign airlines which have committed to the purchase of or installed IFE systems.


Manufacturing

As a software producer and operator, the Company has no manufacturing capability. The Company's software is designed to interface with in-cabin hardware, including onboard computers, file servers, distribution and communication systems, manufactured by various suppliers for the airlines.


Sky Games System Acquisition

On November 7, 1991, the Company entered into an agreement, with subsequent amendments, with Sky Games International, Inc. ("SGII") to purchase technology, proprietary rights and prototypes of the casino games known as "Sky Games."
The purchase price of the assets was 300,000 shares of the Company's $.01 par value common stock (the "Common Stock") issued to SGII at a deemed price of $1.65 per share, plus an additional 3,000,000 shares of Common Stock held in escrow to be released on the basis of one share for each U.S. $1.78 of net cash flow generated from the assets over a ten-year period (the "Performance Shares"). Of the 3,000,000 shares, 2,000,000 were issued to SGII and 1,000,000 shares to Anthony Clements, an advisor to and director of the Company. The Performance Shares are held in escrow by Montreal Trust Company of Canada. As of April 30, 1997, the holders of the Performance Shares agreed with the Company to tender such shares to the Company when and if they are released from the escrow, and the Company has agreed to cancel such shares. The holders of the Performance Shares have also granted an irrevocable proxy to a bank which has irrevocably agreed not to vote such shares. Even though the Performance Shares are subject to cancellation and may not be voted, they remain issued and outstanding. Therefore, the management of the Company has included the Performance Shares in the outstanding.


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

The Manager had been granted, and had assumed, broad responsibility for managing the business of Old IEL. This included completing the development of and improving the Sky Games software and all other systems, marketing to airlines and customers and day-to-day gaming operations. The Management Agreement had a two-year term, but could have been renewed at the Manager's option for successive two-year terms up to a maximum term of 10 years. The Manager had a right of first negotiation on a renewal agreement. Management fees were dependent on the amount of gross revenues with a maximum fee of 7.5% of gross revenues and a minimum monthly fee of $10,000. Old IEL was required to pay all operating costs (including capital expenditures) of the business, which included the cost of services and goods provided by the Manager and its affiliates under the Management Agreement.

The Amalgamations were consummated on June 17, 1997. In conjunction with the Amalgamations, the Management Agreement was terminated, and management of the Company assumed direct responsibility for day to day operations. The Company also entered into a Continuing Services Agreement with Harrah's for certain services.

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





Major Customers

The Company's Sky Play customers include Air China, American Airlines, Cathay Pacific Airways, Continental, Egypt Air, Japan Air Lines, Lauda Air, Malaysia Airlines and Virgin Atlantic Airways. The two largest customers accounted for approximately 34% of Sky Play revenue during 1999.


Employees

All employees were terminated as of November 13, 1998. Those former employees that subsequently had been retained on a part-time contract basis to continue operations and support the Sky Play product, are no longer associated with IEL. Two former employees, through their corporate entity, have been contracted to attend to the Sky Play business



ITEM 2.  PROPERTIES

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

On October 5, 1998, the Company was notified by NASDAQ that the Company's shares had failed to maintain a bid price greater than or equal to $1.00 per share for the prior thirty consecutive trading days and were therefore subject to delisting. The delisting was effective on March 24, 1999.

The table be low sets forth, for each fiscal quarter within the last two years, the reported high and low closing prices of the Common Stock as reported by the NASDAQ SmallCap and OTC Bulletin Board Markets.

                      Twelve Months Ended              Twelve Months Ended
                       December 31, 1999                December 31, 1998
                     High              Low               High        Low
First Quarter      $0.1300           $0.0313           $3.6250     $2.4375
Second Quarter     $0.2188           $0.1250           $3.7500     $2.3125
Third Quarter      $0.2188           $0.0625           $3.0000     $0.6250
Fourth Quarter     $0.0976           $0.0250           $0.7813     $0.0313


As of September 3, 1999, there were 256 shareholders of record. Since certain of the shares of Common Stock are held by brokers or other nominees, the number of record holders may not be representative of the number of beneficial holders. The Company believes there are approximately 2,200 beneficial holders of the Company's Common Stock.

The Company has not paid any cash dividends on its Common Stock and does not anticipate paying any such dividends in the foreseeable future.

In June, 1997, the company issued 2,737 Class A Preference Shares in exchange for a promissory note in the amount of $2,737,000. During 1998, the Company and the holder agreed that the Company would redeem the Class A Preference Shares in installments beginning June 30, 1998. As of August 31, 1998, the Company had redeemed 500 shares at their redemption price of $1,000 per share. The Company was unable to redeem additional shares. As of March 31, 2000, 2,237 Class A Preference Shares remained outstanding and were convertible at $0.4626855 into 4,834,818 shares of Common Stock on that date. If the Class A Preference Shares are converted into Common Stock, HIIC has the right to receive additional shares of Common Stock at $0.01 per share. As of March 31, 2000, HIIC would be entitled to receive 476,320 shares. The actual number of shares of Common Stock issuable upon conversion may be higher or lower and is based on a discount to the 20 day average of the mean closing bid and ask price of the Company's Common Stock. It is also inversely proportional to the market price of the Company's Common Stock i.e. if the average share price decreases, the number of shares of Common Stock issuable increases. Dividends of $252,126 on the Class A Preference Shares are in arrears from October 1, 1998 and are included in Accounts Payable and Accrued Expenses on the Company's financial statements.

In October 1997, the Company sold 462,847 shares of Common Stock in a private placement for $1.5 million (approximately $1,352,000 net of offering expenses). An additional 286,123 shares were sold for $750,000 on April 21, 1998 followed by another 286,123 shares for $750,000 on June 8, 1998. The investor received a warrant to purchase 243,205 shares of Common Stock at an exercise price of $2.62125 through April 21, 2000. The investor also received a warrant for the purchase of 243,205 shares of Common Stock at an exercise price of $2.62125 through June 5, 2000.

On December 17, 1997, the Company issued 1,000 shares of Series A Convertible Preference Shares of the Company's Class B Preferred Stock for a total consideration of $1,000.000. The Class B Series A Preference Shares are convertible into a number of shares of Common Stock, determined by dividing the stated value of $1,000 per share by the lesser of: $3.2038 (the "Fixed Conversion Price") and a price (the "Floating Conversion Price") calculated as 85% of the average of the three lowest closing bid prices for the Common Stock during the thirty trading days occurring immediately prior to, but not including, the conversion date. Dividends are cumulative and may be paid, at the option of the Company and with prior notice, in additional shares of Common Stock at an annual dividend rate of 8%. Warrants for the purchase of 61,718 shares of Common Stock were issued in connection with the issuance of the Series A Class B Convertible Preference Shares. The warrants expired on December 17, 1999. The Company exercised an option of selling a second tranche with 123,432 warrants for an aggregate purchase price of $2,000,000 on July 24, 1998. As of December 31, 1999, 680 shares of the Class B Series A Preference Shares had been submitted for conversion into 25,600,012 shares of Common Stock. All Common Stock issuable upon the conversions has been issued except for 3,492,426 shares which the Company lacks the authority to issue. Such issuance would cause the Company to exceed its maximum authorized capital. In January, 1999, two holders of the Class B Series A Preference Shares agreed to amend the conversion terms so that the Floating Conversion Price will not be less than $0.25 per share. As of December 31, 1999, a total of 1,720 shares of the Class B Series A Preference Shares were outstanding. As of March 31, 2000, 1,000 Class B Series A Preference Shares, convertible at $0.25 per share, had been submitted for conversion into 4,480,000 shares of Common Stock. As of March 31, 2000, 600 of the Class B Series A Preference Shares were submitted for conversion into 22,588,233 shares of Common Stock. The Company lacks the authority to issue these shares since issuance would cause the Company to exceed its maximum authorized capital. The remaining 120 Class B Series A Preference Shares are convertible into 480,000 shares of Common Stock at $0.25 per share. As of March 31, 2000, these shares have not been submitted for conversion.

On February 20, 1998, the Company sold 300 shares of Series B Class B Convertible Preferred Stock at $1,000 per share. The Series B Class B Convertible Preferred Shares have the same dividend and conversion features as the Series A Class B Convertible Preferred Shares. The investor also received a warrant to purchase 18,515 shares of Common Stock at a price of $3.2038 for 18 months. As of December 31, 1999, 38 shares of the Series B Class B shares had been converted into 663,274 shares of Common Stock and 262 shares remained outstanding. As of March 31, 2000, the 262 outstanding Series B Class B Preference Shares had been submitted for conversion into 9,863,529 shares of Common Stock.


ITEM 6.  SELECTED FINANCIAL DATA

(in thousands except per share and share data)

			Twelve Months		Twelve Months		Ten Months

			Ended		Ended		Ended		Twelve Months Ended
			December 31,		December 31,		December 31,
		February 28 or 29,
                                1999         1998		1997		1997
	1996
Statement of Operations Data:
   Loss before extraordinary
      Item                    $1,023     $29,056     $16,312     $4,180     $
4,167
	Extraordinary (gain)loss	                 (84)
- 		            1,824		             - 		             -
Net loss		 $939 		 $    29,056 		$   18,136 		$
4,180 		$   4,167

Loss per share before
      extraordinary item	$0.03 		$        1.40		$
1.06 		$     0.46 		$     0.52
Extraordinary item			                 -
 .12   		             -   		             -
Loss per share	$0.03		$        1.40 		$     1.18 		$
0.46 		$     0.52

Weighted number of common
	shares outstanding  	47,785,147 		20,998,189 		15,562,834
	9,043,687 		7,942,332

Number of common shares

	outstanding at period end	50,000,000 		24,367,414
	19,428,334 		9,789,020 		8,521,434



			As of December 31,		 As of February 28 or 29,
			1999		1998		1997		1997		1996
Balance Sheet Data:
	Working capital (deficit)	$      (535)		$       (330)
	 $        697 		$    (172)		$    (280)
	Total assets	$      1,434		$      2,509
27,511 		     3,525 		     3,861
	Long term debt	$           81		                 -
530 		     2,600 		     2,346
	Redeemable preferred stock	2,237		2,237		        2,737
	             - 		             -
	Shareholders' equity

	       (deficit)	$        579		$      1,885
26,337 		      (333)		        (54)
	Equity (deficit) per

		common share	$        0.01		$        0.08		$
1.36		 $   (0.03)		 $      (0.01)




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

Interactive Entertainment Limited ("IEL" or the "Company"), formerly known as Sky Games International Ltd. ("SGI"), is a Bermuda exempted company which was incorporated on January 28, 1981. Until November 12, 1998, the Company's activities had been focused on providing inflight gaming software and services by developing, implementing and operating a computer-based interactive video entertainment system of gaming and other entertainment activities on, but not limited to, the aircraft of international commercial air carriers.

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

At a Special General Meeting of shareholders held on June 16, 1997, pursuant to a Plan and Agreement of Merger and Amalgamation dated May 13, 1997, (the "Amalgamation Agreement"), Old IEL was merged into SGIH and then into SGI (the "Amalgamations"). Prior to the Amalgamations, Harrah's owned 20% of the capital stock of Old IEL and did not own any capital stock or other securities of SGI and had no representatives on the Board of Directors. As a result of the amalgamation of Old IEL and SGIH and the termination of the Management Agreement, the outstanding shares of Old IEL common stock held by Harrah's were converted into 5,879,040 shares of $.01 par value common stock of the Company (the "Common Stock"). Harrah's also received 1,007,875 shares of Common Stock upon conversion of a loan, (the "Harrah's Loan"), made to Old IEL. Harrah's therefore became the largest shareholder of the Company holding approximately 38.6% of the outstanding shares at the time of the amalgamation. As at March 31, 2000, Harrahs remained the largest shareholder of the Company, holding 13.77% of the outstanding shares.

Pursuant to the Amalgamation Agreement, Harrah's was provided with the right to appoint persons to the Board and to specified committees in a number generally proportionate to their share holdings calculated on a "fully diluted" basis as defined in the Company's bye-laws. Additionally, Harrah's was provided with the right to approve specified significant corporate actions by the Company for as long as the ownership of Common Stock by Harrah's is in excess of 20% (10% in some cases) of the outstanding voting shares of Common Stock, computed on a fully-diluted basis.

Upon consummation of the Amalgamations, SGI changed its name to Interactive Entertainment Limited.("IEL").

IEL's principal activities through December 31, 1998, consisted of developing, testing and marketing the inflight gaming software and marketing and supporting its amusement game software. As of December 31, 1998, IEL had a contract to provide its gaming software to Singapore Airlines, ("SIA"), which has various termination provisions. On March 22, 1999, SIA notified the Company that it was exercising its termination rights under the contract. The contract with Singapore Airlines was the Company's only contract to provide its gaming software to an airline. Gaming is prohibited on the aircraft of U.S. commercial air carriers and on all flights to and from the United States.
Other countries may introduce similar prohibitions, which could limit the prospects for additional contracts. The Company continues to provide its amusement game software to Air China, American Airlines, Cathay Pacific Airways, Continental, EgyptAir, Lauda Air, Malaysia Airlines and Virgin Atlantic. Japan Air Lines was added as a customer in 1999. IEL's Sky Play revenues increased from US$266,000 during 1998 to US$507,000 during 1999.

The Company does not believe that it has exposure to the "Year 2000 Problem." Software developed by the Company is compliant with dates in the year 2000. The Company uses commercial software produced by a variety of vendors and believes that all of its major systems are compliant.

On January 13, 1998, the Company completed the acquisition of all of the outstanding stock of Inflight Interactive Limited ("IIL") in exchange for 500,000 shares of the Company's Common Stock. IIL is a U. K. developer and provider of amusement games to the airline industry. IIL's games are currently operating on Air China, American Airlines, Cathay Pacific, Continental, EgyptAir, Japan Air Lines, Lauda Air, Malaysia Airlines, and Virgin Atlantic. During 1999, the number of airline customers increased from seven to nine, and the number of installed aircraft (excluding trials) increased from 79 to 119. As of March 31, 2000 the number of installed aircraft increased from 119 to 128.


Results of Operations


Twelve Months Ended December 31, 1999 and December 31, 1998

Revenue increased from $266,259 to $506,723. The revenue increase is due to the addition of two airline customers and the addition of new aircraft with previous customers.

General and administrative expenses decreased by approximately $2.2 million due to the termination of all employees in November, 1998 and cessation of the inflight gaming operations.

Consulting and contract labor expenses decreased by $313,000 primarily due to elimination of development costs related to the inflight gaming product.

Depreciation and amortization expenses decreased by $7.97 million due to the 1998 write off of $13.2 million in goodwill related to the June, 1997 purchase of the minority interest in Old IEL and a write down in the carrying value of its software by $1.4 million.

The Company incurred $357,000 in expenses in late 1998 related to the closing of the Sky Games operations. This expense was primarily for severance payments to former employees. There was no comparable expense in 1999.

Following the closing of the Sky Games operations in 1998, the Company wrote off $1.9 million for the value of the Singapore Airlines agreements and the remainder of the unamortized goodwill in the amount of $13.2 million related to the June, 1997 purchase of the minority interest in Old IEL. The Company also wrote down the carrying value of its software by $1.4 million.


Twelve Months Ended December 31, 1998 and Ten Months Ended December 31, 1997

Revenue increased from zero to $266,259. The revenue increase is due to the acquisition of IIL in January, 1998 and the associated revenues. Inflight gaming did not contribute significantly to revenues in 1998.

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

Following the closing of the Sky Games operations, the Company wrote off $1.9 million for the value of the Singapore Airlines agreements and the remainder of the unamortized goodwill in the amount of $13.2 million related to the June, 1997 purchase of the minority interest in Old IEL. The Company also wrote down the carrying value of its software by $1.4 million.
Liquidity and Capital Resources

At December 31, 1999 the Company had a working capital deficit of approximately $535,000. During 1999, the Company's primary source of funding was through cash flow generated from operations. Prior to 1999, the primary source of funding was through sales of its equity and securities convertible into Common Stock.

In June, 1997, the company issued 2,737 Class A Preference Shares in exchange for a promissory note in the amount of $2,737,000. During 1998, the Company and the holder agreed that the Company would redeem the Class A Preference Shares in installments beginning June 30, 1998. As of August 31, 1998, the Company had redeemed 500 shares at their redemption price of $1,000 per share. The Company was unable to redeem additional shares. As of March 31, 2000, 2,237 Class A Preference Shares remained outstanding and were convertible at $0.4626855 into 4,834,818 shares of Common Stock on that date. If the Class A Preference Shares are converted into Common Stock, HIIC has the right to receive additional shares of Common Stock at $0.01 per share. As of March 31, 2000, HIIC would be entitled to receive 476,320 shares. The actual number of shares of Common Stock issuable upon conversion may be higher or lower and is based on a discount to the 20 day average of the mean closing bid and ask price of the Company's Common Stock and is inversely proportional to the market price of the Company's Common Stock i.e. if the average share price decreases, the number of shares of Common Stock issuable increases. Dividends of $252,126 on the Class A Preference Shares are in arrears from October 1, 1998 and are included in Accounts Payable and Accrued Expenses on the Company's financial statements.

In October 1997, the Company sold 462,847 shares of Common Stock in a private placement for $1.5 million (approximately $1,352,000 net of offering expenses). An additional 286,123 shares were sold for $750,000 on April 21, 1998 followed by another 286,123 shares for $750,000 on June 8, 1998. The investor also received a warrant to purchase 243,205 shares of Common Stock at an exercise price of $2.62125 through April 21, 2000 and a warrant for the purchase of 243,205 shares of Common Stock at an exercise price of $2.62125 through June 5, 2000.

On December 17, 1997, the Company issued 1,000 shares of Series A Convertible Preference Shares of the Company's Class B Preferred Stock for a total consideration of $1,000.000. The Class B Series A Preference Shares are convertible into a number of shares of Common Stock, determined by dividing the stated value of $1,000 per share by the lesser of: $3.2038 (the "Fixed Conversion Price") and a price (the "Floating Conversion Price") calculated as 85% of the average of the three lowest closing bid prices for the Common Stock during the thirty trading days occurring immediately prior to, but not including, the conversion date. Dividends are cumulative and may be paid, at the option of the Company and with prior notice, in additional shares of Common Stock at an annual dividend rate of 8%. Warrants for the purchase of 61,718 shares of Common Stock were issued in connection with the issuance of the Series A Class B Convertible Preference Shares. The warrants expired on December 17, 1999. The Company exercised an option of selling a second tranche with 123,432 warrants for an aggregate purchase price of $2,000,000 on July 24, 1998. As of December 31, 1999, 1,280 shares of the Class B Series A Preference Shares had been submitted for conversion into 28,550,710 shares of Common Stock. All Common Stock issuable upon the conversions has been issued except for 3,492,426 shares which the Company lacks the authority to issue. Issuance would cause the Company to exceed its maximum authorized capital. In January, 1999, two holders of the Class B Series A Preference Shares agreed to amend the conversion terms so that the Floating Conversion Price will not be less than $0.25 per share. As of December 31, 1999, a total of 1,720 shares of the Class B Series A Preference Shares were outstanding. As of March 31, 2000, 1,000 Class B Series A Preference Shares convertible at $0.25 per share, had been submitted for conversion into 4,000,000 shares of Common Stock. As of March 31, 2000, 600 of the Class B Series A Preference Shares were submitted for conversion into 22,588,233 shares of Common Stock. The Company lacks the authority to issue these shares. Issuance would cause the Company to exceed its maximum authorized capital. The remaining 120 Class B Series A Preference Shares are convertible into 480,000 shares of Common Stock at $0.25 per share. These shares have not yet been submitted for conversion.

As of February 20, 1998, the Company sold 300 shares of Series B Class B Convertible Preferred Stock at $1,000 per share. The Series B Class B Convertible Preferred Shares have the same dividend and conversion features as the Series A Class B Convertible Preferred Shares. The investor also received a warrant to purchase 18,515 shares of Common Stock at a price of $3.2038 for 18 months. As of December 31, 1999, 38 shares of the Series B Class B shares had been converted into 663,274 shares of Common Stock and 262 shares remained outstanding. As of March 31, 2000, the 262 outstanding Series B Class B Preference Shares had been submitted for conversion into 9,863,529 shares of Common Stock.


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



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 22, 1999, Ernst & Young LLP notified Interactive Entertainment Limited (the "Company") that they were resigning as auditor for the Company. At the time of their resignation, Ernst & Young LLP was reviewing whether certain capitalized software had been impaired at December 31, 1998 and should not continue to be carried as an asset by the Company. That review was not completed. Upon receipt of the resignation, IEL approached its previous auditors, Buckley Dodds. Buckley Dodds accepted the appointment, and completed the December 31, 1998 audit.

On March 6, 2000, Ernst & Young (U.K.) resigned as auditors of IEL's wholly owned subsidiary IIL. Ernst & Young confirmed that there were no circumstances connected with their resignation which should be brought to the attention of the members or creditors of IEL.




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

	Consolidated Balance Sheets at December 31, 1999 and December 31, 1998.

	Consolidated Statements of Operations for:
	  Twelve Months Ended December 31, 1999
	  Twelve Months Ended December 31, 1998
	  Ten Months Ended December 31, 1997

	Consolidated Statements of Shareholder's Equity
	  February 29, 1997 through December 31, 1999

	Statements of Cash Flow
	  Twelve Months Ended December 31, 1999
	  Twelve Months Ended December 31, 1998
	  Ten Months Ended December 31, 1997

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
to Exhibit 1.2 to the Registrant's Annual Report on Form 20-F (File No. 0-
22622) as filed with the SEC on September 16, 1996.)
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

				Interactive Entertainment Limited


						By:   /s/  Deborah Fortescue-Merrin
Dated:  June 30, 2000					Chairman and President


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE                            TITLE                         DATE


/s/ Eppie Canning	               Director, Secretary          June 30, 2000
Eppie Canning

/s/ Anthony P. Clements	         Director	                    June 30, 2000
Anthony P. Clements

/s/ Deborah Fortescue-Merrin     Chairman, President          June 30, 2000
Deborah Fortescue-Merrin           and Director

/s/ Anastasia Kostoff-Mann       Director, Vice President     June 30, 2000
Anastasia Kostoff-Mann

/s/ Stephen Rosenberg            Director                     June 30, 2000
Stephen Rosenberg





REPORT OF INDEPENDENT AUDITORS


To the Shareholders
Interactive Entertainment Limited

We have audited the accompanying balance sheets of Interactive Entertainment Limited as of December 31, 1999 and 1998, and the related statements of operations, shareholders' equity, and cash flows for the year ended December 31, 1999 and 1998. These financial statements are the responsibilty of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Interactive Entertainment Limited and subsidiaries for the 10 month period ended December 31, 1997 were audited by other auditors whose report dated February 11, 1998 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted audited standards. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Company as of December 31, 1999 and 1998, and the results of operations and cash flows for the year ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

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

Vancouver, BC                                          "BUCKLEY DODDS"
June 29, 2000                                        Chartered Accountants










INTERACTIVE ENTERTAINMENT LIMITED  CONSOLIDATED BALANCE SHEETS

CONSOLIDATED BALANCE SHEETS



ASSETS
								 December 31,
December 31,
								1999		1998
Current Assets
	Cash and cash equivalents							 $
56,785 		$            95,642
	Accounts and notes receivable, less allowance

		for doubtful accounts of $46,828
92,481 		82,356
	Prepaid expenses
89,106 		115,232
			Total current assets
238,372 		            293,230

Furniture, fixtures and equipment, at cost
		447,666 		729,578
	Less:  accumulated depreciation
	(203,667)		          (259,457)
		Furniture fixtures and equipment, net
	243,999		             470,121

Software development costs, net
	421,271		            702,118

Goodwill								             530,196
	        1,043,289
			Total assets				  	$       1,433,838
	 $     2,508,757

LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities

	Accounts payable and accrued expenses
	 $           755,173 		 $          623,614
	Notes payable, current liabilities
18,000 		              -
			Total current liabilities
773,173 		             623,614

Notes payable, long term								81,322
		             -
								854,495		623,614
Shareholders' equity

	Class A preferred shares, $0.01 par value, authorized - 3,000

		shares, outstanding - 2,237 shares
22 		                      22
	Class B preferred shares, $0.01 par value, authorized - 5,000,000

		shares, outstanding - 2,075 shares and 2,662 shares
			                       21 		                      27

	Common shares, $0.01 par value, authorized - 50,000,000

		shares, outstanding - 50,000,000 and 24,367,414 shares
				              500,000 		             243,674
	Additional paid-in-capital
65,616,313 		       65,895,695
	Accumulated deficit 							(65,537,013)
		     (64,254,275)
								579,343
1,885,143
			Total liabilities and shareholders' equity
	        	$        1,433,838		 $    2,508,757


APPROVED BY THE DIRECTORS:

"Deborah Fortescue-Merrin" Director

" Stephen Rosenburg"       Director


SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS



INTERACTIVE ENTERTAINMENT LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS



					 Twelve Months 		 Twelve Months
Ten Months
					 Ended 		 Ended 		 Ended

					December 31,		December 31,
December 31,
					1999		1998		1997

Revenue					 $           506,723 		 $
266,259		 $                        -

Operating Expenses

	General and administrative				407,109
2,639,601 		            2,376,127
	Consulting and contract labor				              30,876
	         343,667 		           3,092,289
	Marketing				              9,825
174,058 		              351,582
	Management fees				                           -
-		              107,584
	Legal				              47,968 		          295,781
		              640,456
	Interest expense				              1,573
188,249 		            4,478,244
	Depreciation and amortization				          947,366
	       8,917,960 		4,669,730
	Amalgamation expense				                           -
	          -		100,000
	Interest income				               (2,333)
(34,865)		               (17,616)
	Business discontinuation expenses
16,612		287,298		                           -
	Write-down/sale of assets				70,312
16,510,507 		           676,899
					1,529,308		29,322,256		16,475,295
Loss before minority interest

	and extraordinary item				1,022,585
29,055,997 		          16,475,295
Minority Interest					                            -
	         -		            (163,842)

Loss before extraordinary item					-
29,055,997 		          16,311,453
	Early extinguishment of debt				83,936
-		1,824,222
Net Loss					$    1,305,800  		 $ 29,055,997
	 $      18,135,675

BASIC AND DILUTED LOSS PER SHARE

Numerator for basic and diluted loss per share:

	Loss before extraordinary item				 $1,022,585
	 $ 29,055,997 		 $      16,311,453
	Preferred stock dividends				              367,151
	          389,339 		206,512
	Loss to common shareholders before

		extraordinary item			1,389,736
29,445,336 		          16,517,965
	Extraordinary item				(83,936)
		       -		1,824,222
	Loss to common shareholders				 $  1,305,800
28,082,401 		 $ 29,445,336 		 $      18,342,187

Denominator for basic and diluted loss

	per share -- weighted average

	shares outstanding				        47,785,147
20,988,199 		          15,562,834

Loss before extraordinary item					 $
0.03 		 $              1.40 		 $                  1.06
Extraordinary loss					                        -
	                 -		0.12
Net loss per share					 $                  0.03
	 $              1.40 		 $                  1.18




SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENT



INTERACTIVE ENTERTAINMENT LIMITED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

	Class A Preferred Stock	Class B Preferred Stock	 Common Stock

							Additional
	Number 		Number 		Number 		Paid-in
	Accumulated
	of Shares	Amount	of Shares	Amount	of Shares	Amount
	Capital	Deficit	Total
Balance, February 28, 1997					13,314,020 	 106,752
	16,027,379 	 (16,466,752)	   (332,621)
  Net loss								 (18,135,675)
	(18,135,675)
  Preferred stock dividends
(206,512)	    (206,512)
  Change in par value						   26,387 	    (26,387)
		                -
  Issuance of shares on     Debenture conversion
808,520 	      8,085 	     1,625,165 		     1,633,250
  Issuance of shares as      Interest on  debentures
44,289 	         443 	        140,120 		        140,563
  Beneficial conversion feature      on convertible debentures
				      628,041		      628,041
  Issuance of shares in connection      with cancellation of      performance
shares (Note 13)					  588,923	  5,889	  1,834,495
	  1,840,384
  Issuance of shares for consulting      Agreement
586,077 	      5,861 	     2,411,707 		     2,417,568
  Issuance of shares in connection      with the amalgamation
		 7,086,915	 70,870	 31,141,628		 31,212,498
  Issuance of Class A preferred     Stock	         2,737 	            27
				   2,737,416 		      2,737,443
  Beneficial conversion feature      on Class A preferred stock
				 1,824,222		 1,824,222
  Issuance of Class B preferred      Stock		 	         1,000
10 			        934,000 		        934,010
  Issuance of warrants							         92,223
	         92,223
  Issuance of shares					     524,590 	     5,246
1,546,660 		    1,551,906
Balance, December 31, 1997	         2,737 	$         27 	        1,000
	$         10 	22,953,334 	 $229,533 	$60,916,669 	$(34,808,939)
	$26,337,300
  Net income (loss)								(29,055,997)
	(29,055,997)
  Preferred stock dividends
	(389,340)	(389,340)
  Purchase of Inflight Interactive Ltd					500,000
	5,000 	1,534,438 	23,062 	1,562,500
  Issuance of shares					572,246 	5,722
	1,404,278 		1,410,000
  Issuance of shares on debenture      Conversion
250,299 	 2,503 	 527,497 		 530,000
  Issuance of shares as interest on      Debentures
2,563 	 26 	 5,467 		 5,493
  Redemption of Class A preferred      Stock	 (500)	 (5)
		 (499,995)		 (500,000)
  Issuance of Class B preferred      Stock			 2,300 	 23
		 2,275,977 		 2,276,000
  Conversion of Class B preferred     into common			 (638)
(6)	 3,613,972 	 36,140 	 (36,134)
  Issuance of options for consulting
	51,000 		51,000
  Capital raising activity							(341,814)
	(341,814)
  Eliminate effect of purchased     Retained earnings
		 23,062 	 (23,062)
Balance December 31, 1998	2,237 	$         22 	2,662 	$
27 	27,892,414 	 $279,924 	$65,860,445 	$(64,254,275)	$ 1,885,143

Net income (loss)								(938,649)	938,649

  Preferred stock dividends
	(367,151)	(367,151)
 Conversion of Class B preferred

   Into common			(587)	(6)	22,107,586	221,076	(221,070)
	-
Eliminate effect of  purchased

  Retained earnings	 			  	 	 	(23,062)	$
23,062	               -

Balance, December 31, 1999	2,237 	$         22 	2,075 	$
21 	$50,000,000 	 $500,000 	$65,616,313 	$(65,537,013)	$
579,343




SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS


INTERACTIVE ENTERTAINMENT LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS


			                Twelve Months    Twelve Months    Ten Months
                                      Ended           Ended            Ended
                                   December 31,    December 31,    December 31,
                                       1999            1998             1997
OPERATING ACTIVITIES
Net Loss                          $  (938,649)  $  (29,055,975)   $(18,135,675)
Reconciliation of net loss to net
 cash used in operating activities
   Depreciation and amortization      947,369        8,917,960       4,669,730
	Write-down/sale of assets        69,047       16,510,507         676,899
   Other                                   -             4,394           1,939
   Minority interest                       -                 -        (163,842)
   Issuance of warrants	                   -                 -          92,223
   Issuance of shares for financing fee    -                 -         650,000
   Issuance of shares for consulting
      Agreement                            -                 -       2,417,568
   Issuance of options for consulting      -            50,000               -
   Extraordinary loss on debt conversion   -                 -       1,824,222
   Non-cash interest expense               -             5,494       4,372,115
   Changes in assets/liabilities
      Accounts receivable            (10,125)          (26,071)        115,909
      Prepaid expenses                26,126           (18,030)        (35,230)
      Other assets                         -           165,599        (165,599)
      Accounts payable and accrued
        Expense                      131,559           (62,561)       (335,897)
      Net cash provided by/(used in)
       operating activities          225,236        (3,508,704)     (4,015,638)


INVESTING ACTIVITIES
   Purchases of furniture and
       fixtures and equipment	             -            (7,672)       (683,786)
   Proceeds from sales of property
       and equipment                   3,646            10,388         435,034
   Software development                    -          (101,280)       (572,349)
       Net cash provided by/(used in)
       operating investing activities  3,646           (98,564)       (821,101)


FINANCING ACTIVITIES
   Issuance of common stock                -         1,310,563        1,551,906
   Issuance of preferred stock             -         2,041,823          934,010
   Advances from (to) affiliated
      Companies                            -                 -        1,007,875
   Borrowings on note payable	       191,919                 -                -
   Payment on notes payable          (92,597)                -                -
   Proceeds from issuance of
      Debentures                           -                 -        2,163,250
   Redemption of preferred stock           -          (500,000)               -
   Payment of preferred stock
      Dividends                      367,151          (389,340)       (206,512)
        Net cash provided by/
       (used in) financing
        activities                  (267,829)        2,563,046       5,450,529

   Net (decrease)/increase in
      Cash                           (38,857)       (1,144,222)        613,790
      Cash, beginning of period       95,642         1,239,864         626,074
      Cash, end of period         $   56,785      $     95,642    $  1,239,864


   Supplemental Cash Flow Information:
   Cash paid for income taxes	    $      537      $        434    $      7,469


   Cash paid for interest         $    1,573      $    182,756    $     10,893


SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--NATURE OF OPERATIONS

The Company is a Bermuda exempted company which, in June 1997, changed its name from Sky Games International Ltd. ("SGI") to Interactive Entertainment
Limited. The Company's activities have been focused on providing inflight gaming and entertainment software and services by developing, implementing and operating or licensing computerized video gaming and other entertainment software on, but not limited to the aircraft of international commercial air carriers. Gaming software was marketed using the name Sky GamesT, and the entertainment software is marketed using the name Sky Play.

On January 13, 1998, the Company completed the acquisition of all the outstanding capital stock of Inflight Interactive Limited ("IIL") in exchange for 500,000 shares of Common Stock. IIL is a United Kingdom developer and provider of amusement games to the airline industry. The games are marketed under the name Sky Play and are currently operating on a number of airlines, including Air China, American Airlines, Cathay Pacific, Continental, Egyptair, Lauda Air, Malaysia Airlines and Virgin Atlantic. The Company is currently earning positive cash flow from Sky Play. In addition Management is seeking to expand this business as well as other ventures.

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

Software Development

All software production costs have been capitalized until the software was available for general release to customers, in accordance with the provisions of Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Amortization of the software costs over a three year period started in June, 1998 upon release of the software to SIA. Software development costs were written down in December, 1998 to a value representing the value attributable to the Sky Play software.

Property and Equipment

The Company's property and equipment is recorded at cost and depreciated using the straight-line and declining balance methods over its estimated economic life which is generally three to five years.

Additions and improvements that materially extend the useful lives are capitalized, while repairs and maintenance costs are expensed as incurred. Depreciation expense was approximately $153,000, $214,000 and $88,000 for the years ended December 31, 1999 and 1998 and the ten month period ended December 31, 1997, respectively.

Goodwill

The goodwill, which arose from the acquisition of IIL is being amortized on a straight-line basis over three years. Management regularly evaluates whether or not the future undiscounted cash flows are sufficient to recover the carrying amount of this asset. Additionally, management continually monitors such factors as the competitive environment and advances in the computer software and hardware industries. If the estimated future undiscounted cash flows are not sufficient to recover the carrying amount of this assets and, accordingly, an impairment has occurred, management intends to write down the carrying amount to its estimated fair value based on discounted cash flows. Amortization expense attributable to the IIL purchase was approximately $513,000 for the year ended December31, 1999 and approximately $496,000 the period from the date of acquisition (January 13, 1998) through December 31, 1998.

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

The goodwill, which arose from the acquisition of the minority interest of Old IEL discussed in Note 3, was being amortized on a straight-line basis over three years. During the year ended December 31, 1998, management determined that, with the cessation of gaming operations, the future undiscounted cash flows were not sufficient to recover the carrying amount of this asset and, accordingly, an impairment had occurred and unamortized goodwill in the amount of $13.2 million was written off in 1998.

In conjunction with the acquisition of the minority interest of Old IEL, the Company allocated approximately $1,856,000 of the purchase price to the value of an agreement with Singapore Airlines. Management determined that, with the cessation of gaming operations, the value of the contract was impaired and the value was written off in 1998.

The Company also allocated a portion of the purchase price of the acquisition of the minority interest of Old IEL to the value of the Company's software. Additional direct development costs were also incurred for a total cost of $2.5 million. Upon the cessation of inflight gaming, it was determined that an impairment had occurred since the future cash flows were not sufficient to recover the carrying amount of the asset. Since a portion of the asset continues to have value for the Company's continuing operations future cash flows were re-estimated resulting in a write down of $1.4 million in 1998.

In December, 1999, the Company decided to dispose of all furniture, fixtures and equipment that was not currently in use for its Sky Play operations. Assets with an original cost of $281,000 and a net book value of $75,000 were written down to an estimate net realizable value of $5,000 and a valuation adjustment expense of $70,000 was incurred.

Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB No. 25) and related interpretations.

Loss Per Share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share (SFAS No. 128). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. For the periods ended December 31, 1999, December 31, 1998 and December 31, 1997, there is no difference between basic and diluted loss per share as all stock options, warrants, convertible debentures and convertible preferred stock are antidilutive for the periods presented. All loss per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements.

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


Comprehensive Income

The Company adopted SFAS No. 130 Reporting Comprehensive Income effective January 1, 1998. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The requirements of SFAS No. 130 include: (a) classifying items of other comprehensive income by their nature in a financial statement and (b) displaying the accumulated balance of other comprehensive income separately from retained earning and additional paid-in capital in the equity section of the balance sheet. The Company's comprehensive income (loss) is substantially equivalent to net income (loss) for the twelve months ended December 31, 1999 and 1998 and the ten months ended December 31, 1997.

Segment Reporting

In 1998, the Company adopted SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information effective for fiscal years beginning after December 15, 1997. This statement requires financial statements to disclose information about products and services, geographic areas and major customers based on a management approach. The management approach requires disclosing financial and descriptive information about an enterprise's reportable operating segments based on reporting information the way management organizes the segments for making decisions and assessing performance. It also eliminates the requirement to disclose additional information about subsidiaries that were not consolidated. For the year ending December 31, 1999, the adoption had no material impact to the Company's disclosure information and its results of operations.

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


NOTE 3--ACQUISITION OF MINORITY INTEREST

Prior to June 17, 1997, the Company operated its principal business activities through its indirectly 80%-owned subsidiary, Interactive Entertainment Limited ("Old IEL"). The remaining 20% of Old IEL was held by an affiliate of Harrah's Entertainment, Inc. ("Harrah's"). Harrah's also managed the operations of Old IEL.

Effective June 17, 1997, Old IEL was merged into the Company. As part of the Amalgamation, the Management Agreement with Harrah's was terminated. Harrah's received a total of 5,879,040 shares of the Company's $.01 par value common stock (the "Common Stock") in exchange for its 20% ownership interest in Old IEL and as consideration for the termination of the Management Agreement.

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


NOTE 5--LEASES

The Company leased certain facilities under an operating lease expiring April 30, 1999. Total lease and rent payments amounted to approximately $46,000, $105,600, and $139,000, for the twelve month periods ended December 31, 1999 and 1998 and the ten month period ending December 31, 1997, respectively.


NOTE 6--EMPLOYEE BENEFITS

On July 1, 1997, the Company established an employee savings plan that qualifies under Section 401(k). All employees of the Company may participate after completion of one year of service by deferring from 1 percent to 16 percent of their eligible compensation. There is no provision for Company contributions to the Plan.


NOTE 7--SHAREHOLDERS' EQUITY

In December 1994, the Company discontinued an engineering and marketing arrangement with B/E Aerospace, Inc. ("BEA"). As part of the termination, the Company issued to BEA a promissory note in the original principal amount of $2.5 million at 12% per annum. On February 28, 1997, an agreement was reached with BEA to exchange the note in the amount of $2,737,000, including accrued and unpaid interest, for Class A Preference Shares at $1,000 per share. The exchange for 2,737 Class A Preference Shares was completed in June, 1997. During 1998, the Company and BEA agreed that the Company would redeem the Class A Preference Shares in installments beginning June 30, 1998. As of August 31, 1998, the Company had redeemed 500 shares at their redemption price of $1,000 per share. The Company was unable to redeem additional shares as there were no authorized common shares available to be issued. The Class A Preference Shares are convertible at any time into a number of shares of Common Stock, determined by dividing $1,000 per share of Class A Preference Shares, plus any accrued and unpaid dividends thereon by: (i) prior to February 28, 1999, a conversion price equal to 70% of the average mean of the closing bid and ask prices of the Common Stock for the 20 trading days prior to the conversion (the "Market Price"); (ii) after February 28, 1999 and prior to August 31, 1999, a conversion price equal to 65% of the Market Price; and (iii) after August 31, 1999, a conversion price equal to 60% of the Market Price. Dividends on the Class A Preference Shares are cumulative and payable quarterly at an annual dividend rate of 9%. The Company, at its option, may redeem the Class A Preference Shares, in whole or in part, at any time and from time to time, at a redemption price of $1,000 per share plus any accrued and unpaid dividends thereon. The Company is not required to redeem the Class A Preference Shares. Dividends on the Class A Preference Shares were $228,305 in 1998 and $201,330 in 1999 of which $50,756 for the fourth quarter of 1998 and $201,330 of 1999 remained unpaid and in arrears at year end. The Class A Preference Shares do not have any voting rights. As of December 31, 1999, 2,237 Class A Preference Shares remained outstanding. If the Class A Preference Shares are converted into Common Stock, Harrah's has the right to receive additional shares of Common Stock at $0.01 per share. The actual number of shares of Common Stock issuable upon conversion may be higher or lower and is based on a discount to the 20 day average of the mean closing bid and ask price of the Company's Common Stock and is inversely proportional to the market price of the Company's Common Stock i.e. if the average share price decreases, the number of shares of Common Stock issuable increases.

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

On December 17, 1997, the Company issued 1,000 shares of Series A Convertible Preference Shares of the Company's Class B Preferred Stock for a total consideration of $1,000.000. The Class B Series A Preference Shares are convertible into a number of shares of Common Stock, determined by dividing the stated value of $1,000 per share by the lesser of: $3.2038 (the "Fixed Conversion Price") and a price (the "Floating Conversion Price") calculated as 85% of the average of the three lowest closing bid prices for the Common Stock during the thirty trading days occurring immediately prior to, but not including, the conversion date. Dividends are cumulative and may be paid, at the option of the Company and with prior notice, in additional shares of Common Stock at an annual dividend rate of 8%. Warrants for the purchase of 61,718 shares of Common Stock were issued in connection with the issuance of the Series A Class B Convertible Preference Shares. The warrants expired on December 17, 1999. The Company exercised an option of selling a second tranche with 123,432 warrants for an aggregate purchase price of $2,000,000 on July 24, 1998. As of December 31, 1999, 680 shares of the Class B Series A Preference Shares had been submitted for conversion into 25,600,012 shares of Common Stock. All Common Stock issuable upon the conversions has been issued except for 3,492,426 shares which the Company lacks the authority to issue. Such issuance would cause the Company to exceed its maximum authorized capital. In January, 1999, two holders of the Class B Series A Preference Shares agreed to amend the conversion terms so that the Floating Conversion Price will not be less than $0.25 per share. As of December 31, 1999, a total of 1,720 shares of the Class B Series A Preference Shares were outstanding. As of March 31, 2000, 1,000 Class B Series A Preference Shares, convertible at $0.25 per share, had been submitted for conversion into 4,480,000 shares of Common Stock. As of March 31, 2000, 600 of the Class B Series A Preference Shares were submitted for conversion into 22,588,233 shares of Common Stock. The Company lacks the authority to issue these shares since issuance would cause the Company to exceed its maximum authorized capital. The remaining 120 Class B Series A Preference Shares are convertible into 480,000 shares of Common Stock at $0.25 per share. As of March 31, 2000, these shares have not been submitted for conversion.

On February 20, 1998, the Company sold 300 shares of Series B Class B Convertible Preferred Stock at $1,000 per share. The Series B Class B Convertible Preferred Shares have the same dividend and conversion features as the Series A Class B Convertible Preferred Shares. The investor also received a warrant to purchase 18,515 shares of Common Stock at a price of $3.2038 for 18 months. As of December 31, 1999, 38 shares of the Series B Class B shares had been converted into 663,274 shares of Common Stock and 262 shares remained outstanding. As of March 31, 2000, the 262 outstanding Series B Class B Preference Shares had been submitted for conversion into 9,863,529 shares of Common Stock.

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

Prior to February 28, 1995, the Directors of the Company issued stock options to employees and directors under individual agreements between the Company and the individuals. Exercise prices and terms were determined by the Board of Directors. At December 31, 1999, no stock options issued prior to February 28, 1995 are outstanding.

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

On December 6, 1996, the Company adopted a Directors Stock Ownership Plan covering 500,000 shares of Common Stock pursuant to which all directors holding office at December 10th of each year will automatically be granted options for 10,000 shares of Common Stock at the trading price on such day. On October 17, 1997, the Board of Directors of the Company approved an amendment changing the grant date from December 10 to the date of the first meeting of the Board of Directors following the Company's Annual General Meeting of shareholders. The 300,000 options granted under this plan are exercisable upon the grant date and expire ten years after the grant date.

Effective June 16, 1997, the Company established a Management Incentive Plan (the "MIP") by authorizing the issuance of options for 4,070,105 shares of Common Stock. The Compensation Committee of the Board of Directors has the authority to determine the allocation and vesting requirements for such options issued under the MIP. The exercise price of stock options granted under the MIP is the market price of the Common Stock on the date of the grant. A total of 1,200,000 of the 2,195,340 options outstanding under the plan will vest specifically on the earlier of sustaining certain stock price levels or ten years from the date of the grant. Approximately 1.4 million non-vested options held by employees were canceled during 1998 following termination of employees.

A summary of the Company's stock option activity and related information follows:

                Twelve Months Ended  Twelve Months Ended    Ten Months Ended
                  December 31, 1999	  December 31, 1998     December 31, 1997
                           Weighted	           Weighted               Weighted
                            Average             Average               Average
                            Exercise            Exercise              Exercise
                  # Options   Price   # Options   Price   # Options      Price
Outstanding at
 beginning of
  period           2,960,341  $ 2.81   3,817,950 $ 3.11    1,190,000    $ 3.06
 Granted             664,999    0.47   2,434,150   1.52    2,627,950      3.14
 Exercised                 -      -          -       -             -         -
 Expired                   -	    -   (3,291,759)  2.21            -         -
Outstanding at
 end of period     3,625,340  $ 2.38   2,960,341 $ 2.81    3,817,950    $ 3.11

Options exercisable
 at end of period  2,425,340  $ 2.07   1,760,341 $ 2.68    1,190,000    $ 3.06

Weighted average fair
 value of options
 granted during
 the period	                $[1 .52]             $ 1.52                 $ 1.99

Exercise prices for stock options outstanding at December 31, 1999, ranged from $0.14 to $4.13. The weighted average remaining life of the outstanding stock options is approximately 6 years.

Pro forma information regarding net loss and loss per share is required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 1999 and 1998 and the ten months ended December 31, 1997, respectively: volatility factor of the expected market value of the Company's Common Stock of 2.808, 0.715 and 0.715; weighted average expected life of the options of 5 years for each period; risk-free interest rate of 5.75% for each period; and no dividend payments.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                  Twelve Months Ended   Ten Months Ended      Ten Months Ended
                   December 31, 1999    December 31, 1998     December 31, 1997
Net loss              $ 1,305,800         $29,055,997            $18,135,675
SFAS No. 123 compensation
  Expense                   -               3,332,306                438,574
SFAS No. 123 pro forma net
  loss                $ 1,305,800         $32,388,303            $18,574,249
                      ===========         ===========             =========
Basic and diluted pro
 forma loss
  per share           $      0.03         $      1.54            $      1.21
                      ===========         ===========              =========

Because SFAS No. 123 applies only to stock-based compensation awards for the fiscal year ended February 29, 1996 and future years, the pro forma disclosures under SFAS No. 123 are not likely to be indicative of future disclosures until the disclosures reflect all outstanding, nonvested awards.

NOTE 9--STOCK WARRANTS

As of December 31, 1999, the Company had outstanding stock warrants for 584,925 shares of its Common Stock as follows:
                                 Exercise
        Number of Warrants        Price         Expiration Date
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


               Twelve Months Ended   Twelve Months Ended       Ten Months Ended
                December 31, 1999     December 31, 1998       December 31, 1997
Land                     --            $      --                  $  449,267
Furniture, fixtures
  and Equipment      $    70,312              134,189                 18,045
Other assets             --                   --                     209,587
Software under
  Development            --                 1,362,934                  --
Singapore Airlines
  Agreement              --                 1,856,000                  --
Goodwill                 --                13,157,184	                 --
                    $     70,312          $16,510,507             $  676,899
                      =========            ==========	             ========

NOTE 12--RELATED PARTY TRANSACTIONS

Pursuant to the Management Agreement, Harrah's managed Old IEL. The Management Agreement provided for Harrah's to receive a management fee equal to the greater of $10,000 per whole fiscal month, as defined, or a percentage of gross revenues, as defined. The Management Agreement was terminated June 17, 1997, in conjunction with the Amalgamation. Management fees totaled $0, $0, and $36,000 for the twelve month periods ending December 31, 1999 and 1998 and the ten month period ending December 31, 1997, respectively.

Under the terms of the Management Agreement, the Company transferred cash to Harrah's for payments made on the Company's behalf to support its operations, including accounts payable, payroll and capital expenditures. The net transfers for the twelve month periods ending December 31, 1999 and 1998 and the ten month period ending December 31, 1997 totaled $0, $0, and $143,000, respectively.

The Company was charged a fee by Harrah's for administrative services (including legal, accounting, information technology and office occupancy). This arrangement ended with termination of the Management Agreement. The Company was charged approximately $0, $0, and $150,000, during the twelve month periods ended December 31, 1999 and 1998 and the ten month period ended December 31, 1997, respectively.

On June 17, 1997, the Company entered into a Continuing Services Agreement with Harrah's under which Harrah's provided certain telecommunications, computer systems support and consulting services to the Company. The Company incurred a cost of approximately $124,000 and $101,000 during the twelve month period ended December 31, 1998 and the ten month period ending December 31, 1997, respectively.

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

The Company paid approximately $291,000 during the ten months ended December 31, 1997 to directors and companies with common directors for management and consulting services and for reimbursement of expenses.

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

Geller & Co., of which Laurence Geller is Chairman, performed consulting services for the Company pursuant to a retainer agreement that commenced in February, 1996 and terminated August 14, 1997. Geller & Co. was paid a monthly retainer of $5,000. Pursuant to Geller & Co.'s retainer, a grant of options for 200,000 shares of Common Stock with an exercise price of $3.00 and a term of ten years was also made to Geller & Co. On May 29, 1997, the Company granted an additional 1,000,000 options with the same terms above to Geller & Co. for Laurence Geller's services as Chairman of the Board. In addition, Geller & Co. received 200,000 shares of Common Stock that vest upon the closing of a major financing. The Board has determined that the Amalgamation which occurred June 17, 1997 constituted a major financing, and, consequently, the 200,000 share success fee has vested and an expense of $650,000 was recognized. This amount is included on the Consolidated Statement of Operations as general and administrative expense. Mr. Geller was Chairman of the Board of Directors of the Company from September 30, 1996 until February 23, 1999. The annual compensation of the Chairman of the Board was set at $100,000 and is not payable until the Company generates sufficient cash flow from operations. The amount payable of $133,000. has been accrued as a liability in the accounts, however management is disputing the payment of this amount.

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

The Performance Shares have no rights and, therefore, are excluded from per share calculations for all periods presented. Effective April 30, 1997, the Performance Shares were no longer considered outstanding for financial statement purpos


NOTE 14--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Financial results by quarter are as follows:

                           First        Second          Third        Fourth
                          Quarter       Quarter        Quarter       Quarter
Twelve months ended December 31, 1999
Loss before
  extraordinary item    $  207,270    $   271,080     $   227,000  $   320,235
Extraordinary item            -              -               -          83,936
Net loss                $  207,270    $   271,080     $   227,000  $   236,299


Basic and diluted loss per share
  Loss per share before
   extraordinary item   $    0.007    $     0.008     $     0.007  $     0.069
  Extraordinary gain
   per share                 0.000          0.000           0.000        0.002
  Loss per share        $    0.007    $     0.008     $     0.007  $     0.067


Twelve months ended December 31, 1998
Net loss                $3,380,246    $ 3,351,232     $ 3,333,166  $18,991,353

Basic and diluted loss
 per share              $     0.17    $      0.17     $      0.17	 $      0.84