Form 10-Q
period 2000-06-30
INTERACTIVE ENTERTAINMENT LTD
filed 2000-08-18
CIK 882537

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

The registrant had 50,000,000 shares of common stock outstanding as of June 30,2000.

Exhibit index is located on page 13.



INTERACTIVE ENTERTAINMENT LIMITED

INDEX

PART I. FINANCIAL INFORMATION                                           PAGE

Item 1.
Consolidated Financial Statements

Consolidated Balance Sheets - June 30, 2000 and December 31, 1999         3

Consolidated Statements of Operations - Three Months ended June 30, 2000
     and June 30, 1999                                                    4

Consolidated Statements of Operations - Six Months ended June 30, 2000
     and June 30, 1999                                                    4

Consolidated Statements of Cash Flows - Six Months ended June 30, 2000
     and June 30, 1999                                                    5

Consolidated Statement of Shareholders' Equity (Deficit)                  6

Notes to Consolidated Financial Statements                                7


Item 2. Management's Discussion and Analysis of Financial Condition      10
          and Results of Operations


PART II. OTHER INFORMATION

Item 6.(a) Exhibits                                                      13





PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

June 30

 June 30,

 December 31,

2000

1999

1999
Current Assets
     Cash and cash equivalents
$        85,526


 $         151,465

 $           56,785
     Accounts and notes receivable, less allowance for
          doubtful accounts of $46,828
128,765

              93,578

              92,481
     Prepaid expenses
           Total current assets
109,655

              14,940

            89,106

323,946

            259,983

            238,372

Furniture, fixtures and equipment, at cost
443,936

            724,240

            447,666
     Less:  accumulated depreciation
(249,094)

         (337,756)

          (203,667)
          Furniture, fixtures and equipment, net
194,842

            386,484

            243,999

     Game software (net of amortization)
280,848

            561,694

            421,271

Goodwill (net of amortization)
273,649

            786,742

         530,196
          Total assets
$    1,073,285

 $     1,994,903

 $     1,433,838

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses
     Notes Payable, Current Liabilities
929, 826
18,000

 $         770,817
--

 $         755,173
18,000
          Total current liabilities

947,826

            770,817

           773,173
     Notes Payable, Long Term
59,452

--

81,322

1,007,278

770,817

854,495

Shareholders' equity
     Class A preferred shares, $0.01 par value, authorized
        - 3,000 shares, outstanding - 2,237 shares
22

                     22

                     22
     Class B preferred shares, $0.01 par value, authorized
     - 5,000,000shares, outstanding - 2,075 and 2,662 shares
21

                     21

                      21
     Common shares, $0.01 par value authorized - 50,000,000
        shares; outstanding 46,475,000 and 24,367,414 shares    500,000

           500,000

            500,000
     Additional paid-in-capital
    65,616,313

      65,616,313

      65,616,313
     Accumulated deficit
(66,050,349)

    (64,892,270)

     (65,537,013)

66,007

         1,224,086

         579,343
           Total liabilities and shareholders' equity
$    1,073,285

 $     1,994,903

 $     1,433,838


INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


Three Months Ended June 30,

Six Months Ended June 30,

2000

1999

2000

1999

Revenue

$    139,595

 $    111,975

$    267,475

 $    252,498

Operating Expenses
     Sky Play Management
36,000

--

48,000

--
     General and administrative
68,237

          98,313

76,086

        171,143
     Consulting and contract labor
7,500

          14,096

36,793

          27,276
     Marketing
--

               550

1,740

                550
     Legal
2,539

          32,371

9,557

          35,209
     Business discontinuation
--

                    -

--

          17,877
     Depreciation and amortization
221,198

       238,480

442,397

        476,959

335,474

       383,810

614,573

        729,014

Other (Income) and Expense








     Interest expense
                  --

           --

--

--
     Interest income
         (1,103)

        (755)

(1,504)

          (1,166)

         (1,103)

        (755)

(1,504)

          (1,166)

Net loss

 $    194,776

 $    271,080

$   345,594

 $    475,350

BASIC AND DILUTED LOSS PER SHARE
Numerator for basic and diluted loss per share:
     Net loss
$    194,776

 $    271,080

$    345,594

 $    475,350
     Preferred stock dividends
81,399

          89,736

167,742

        185,707
     Loss to common shareholders
$    276,175

 $    360,816

$    513,336

 $    661,057

Denominator for basic and diluted loss per share:








     Weighted average shares outstanding
50,000,000

  46,475,000

50,000,000

  43,807,716

Net loss per share

 $         0.006

 $         0.008

 $         0.010

 $         0.015



INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES






STATEMENTS OF CASH FLOW






(UNAUDITED)








 Six Months

 Six Months

 Ended

 Ended

 June 30,

 June 30,

2000

1999

OPERATING ACTIVITIES
 Net Loss
$        (345,594)

$       (475,350)
Reconciliation of net loss to net cash used in operating activities:






     Depreciation and amortization
442,397

            476,959
     Other
--

                       2
     Changes in assets/liabilities: (excluding effect of acquisition)



          Accounts receivable
(36,284)

           (11,222)
          Prepaid expenses
(20,549)

            100,292
          Accounts payable and accrued expenses
174,653

            147,203
               Net cash provided by (used in) operating activities
214,623

            237,884

INVESTING ACTIVITIES
     (Purchases) sales of property and equipment
3,730

                3,646
               Net cash provided by (used in) investing activities
3,730

                3,646

FINANCING ACTIVITIES






     Payment of preferred stock dividends
(167,742)

         (185,707)
     Notes payable
( 21,870)

--
               Net cash provided by (used in) financing activities
(189,612)

         (185,707)



Net increase (decrease) in cash


28,741

              55,823

Cash, beginning of period


56,785

              95,642

Cash, end of period


$        85,526

$          151,465



INTERACTIVE ENTERTAINMENT LIMITED AND SUBSIDIARIES
Consolidated Statement of Shareholders' Equity (Deficit)
For the Six Months Ended June 30, 2000



                                            June 30                 June 30
                                              2000                    1999

Balance, December 31, 1999 (1998)          $65,537,013          $64,231,213

Current Period's Accruing                      345,594              475,350

Preferred Stock Dividends                      167,742              185,707

Balance, end of Period                     $66,050,349          $64,892,270



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

The Company is a Bermuda exempted company which, in June 1997, changed its name from Sky Games International, Ltd. ("SGI") to Interactive Entertainment Limited. The Company's activities had been focused on providing inflight gaming softwareand services by developing, implementing and operating a computer-based interactive video entertainment system of gaming and other entertainment activities on, but not limited to, the aircraft of international commercial air carriers. In November, 1998, the Company ceased operations of its inflight gaming business and current operations are limited to its Sky Play entertainment games business.

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

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") effective January 1, 1998. SFAS No. 130 establishedstandards for the reporting and display of comprehensive income and its components in a fullset of general purpose financial statements. The Company's comprehensive income (loss) is substantially equivalent to net income (loss) for the six months ended June 30, 1999 and 1998, respectively.

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

NOTE 4 - CONVERTIBLE DEBENTURES

During the ten months ended December 31, 1997, the Company issued $2,163,250 of 8% convertible debentures due in 1999. All of the debentures outstanding as of December 31, 1997 were converted into shares of Common Stock during the first quarter of 1998, and all remaining deferred interest charges and placement feeswere expensed during the period and are included as interest expense during the six month period ended June 30, 1998.


NOTE 5 - SHAREHOLDERS' EQUITY

In December 1994, the Company discontinued an engineering and marketing arrangement with B/EAerospace, Inc. ("BEA"). As part of the termination, the Company issued to BEA a promissory note in the original principal amount of $2.5 million at 12% per annum. On February 28, 1997, an agreement was reached with BEA to exchange the note, in the amount of $2,737,000, including accrued and unpaid interest, for Class A Preference Shares at $1,000 per share. The exchange for 2,737 Class A Preference Shares was completed in June, 1997. During 1998, the Company and BEA agreed that the Company would redeem the Class A Preference Shares in installments beginning June 30, 1998. The Company redeemed 500 shares at their redemption price of $1,000 per share during 1998, but has been unable to redeem additional shares.

The Class A Preference Shares are convertible at any time into a number of shares of Common Stock determined by dividing $1,000 per share of Class A Preference Shares, plus any accrued and unpaid dividends thereon by: (i)
prior to August 31, 1999, a conversion price equal to 65% of the average mean of the closing bid and ask prices of the Common Stock for the 20 trading days prior to the conversion (the "Market Price") and (ii) after August 31, 1999, a conversion price equal to 60% of the Market Price. Dividends on the Class A Preference Shares are cumulative and payable quarterly at an annual dividend rate of 9%. The Company, at its option, may redeem the Class A Preference Share, in whole or in part, at any time and from time to time, at a redemption price of $1,000 per share plus any accrued and unpaid dividends thereon. The Company is not required to redeem the Class A Preference Shares. Upon liquidation, holders of the Class A Preference Shares will be entitled to repayment of an amount equal to $1,000 per share plus accrued and unpaid dividends, prior to any distributions to holders of common Stock. Unpaid dividends of $150,600 were in arrears as of June 30, 1999 and are included on the Consolidated Balance Sheets in accounts payable and accrued expenses. The Class A Preference Shares do not have any voting rights.

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

On December 17, 1997, the Company issued 1,000 shares of Series A Convertible Preference Shares of the Company's Class B Preferred Stock to two investors for a total consideration of $1,000,000. The Class B Series A Preferred
Shares are convertible into a number of shares of Common Stock, determined by dividing the stated value of $1,000 per share by the lesser of: $3.2038
(the "Fixed Conversion Price") and a price (the "Floating Conversion
Price") calculated by (i) determining the average of the three lowest closing bid prices for the Common Stock during the thirty trading days occurring immediately prior to, but not including, the conversion date, and (ii) multiplying such average by 85%. On July 24, 1998, the Company issued 2,000 shares of the Class B Series A Preferred shares to the same investors for an aggregate purchase price of $2,000,000. Dividends are cumulative and may be paid, at the option of the Company and with prior notice, in additional shares of Common Stock at an annual dividend rate of 8%. Warrants for the purchase 185,152 shares of Common Stock were issued in connection with the issuance of the Series A Class B Preferred Shares. The warrants, which have an exercise price of $3.2038, are exercisable beginning June 17, 1998 and expired on December 17, 1999. The original purchasers of the Company's Class B Series A Preferred Shares converted 600 of the shares into Common Stock, retained 120 shares, and sold the remaining 2,280 shares in private sales.
As of September 30, 1999, 1,280 shares of the Class B Series A Preferred
Shares had been submitted for conversion into 28,550,710 share of Common
Stock. All Common Stock issuable upon the conversions has been issued except for 3,492,426 shares which the Company lacks the authority to issue since issuance would cause the Company to exceed its maximum authorized capital. Subsequent to the conversions, the holders of the Class B Series
A Preferred Shares agree to amend the conversion terms so that the Floating Conversion Price will not be less than $0.25 per share.

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


NOTE 6 - AGREEMENT REGARDING REDEMPTION OF PERFORMANCE SHARES

When the Company acquired the rights to the inflight gaming software from Sky Games International, Inc. ("SGII") on November 7, 1991, a portion of the consideration was 3,000,000 shares of Common Stock which, according to then applicable requirements, were placed in escrow, to be released on the basis of one share for each U.S. $1.78 of net cash flow generated from the assets over a ten-year period (the "Performance Shares"). 2,000,000 of the Performance Shares were issued to SGII (87% of the outstanding stock of which was owned by James P. Grymyr, formerly a director of the Company, and his wife) and 1,000,000 shares were issued to Anthony Clements, a director of the Company. An additional 525,000 shares, which were issued to Dr. Rex E. Fortescue, formerly a director of the Company, are held in the escrow on the same terms and are also included as Performance Shares. Each of Performance Shares when and if they are released from escrow for any reason whatsoever
(the "Redemption Agreement"). As consideration for such agreement to tender the Performance Shares for cancellation by the Company in the event they are ever released from the escrow, the Company has issued to Messrs. Clements and Fortescue, 333,333 and 175,000 shares of Common Stock, respectively.
SGII, as of April 30, 1997, also agreed that it will tender the 2,000,000 Performance Shares which it holds for cancellation by the Company when and if such Performance Shares are released from escrow for any reason whatsoever (the "Redemption and Cancellation Agreement"). As consideration of such agreement, in February 1997, the Company expensed the outstanding balance of a note made by SGII to the Company in the approximate amount of $550,000 and issued to SGII 80,590 shares of Common Stock. In the event the Performance Shares are not released prior to six months after the end of the Company's financial year ending in the year 2002, the Performance Shares will automatically be canceled in accordance with the terms of the escrow agreement.

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


Results of Operations


Three Months Ended June 30, 2000 and 1999

Revenue from operations for the three months ended June 30, 2000 was $139,595 compared to $111,975 during the three months ended June 30, 1999. Revenue consisted of fees generated from the Sky Play amusement games acquired with the purchase of IIL. The increase in revenue is attributable to an increase in the average number of aircraft licensed to use the Company's software.

General and administrative expense decreased from $98,313 in the 1999 period to $68,257 during the 2000 period.

Consulting and contract labor expenses decreased from $14,096 in 1999 to $7,500 for 2000. Legal expense down from $32,371 to $2,539 for 2000.


Six Months Ended June 30, 2000 and 1999

Revenue from operations for the six months ended June 30, 2000 was $267,475 compared to $252,498 during the six months ended June 30, 1999. Revenue consisted of fees generated from the Sky Play amusement games acquired with the purchase of IIL. The increase in revenue is attributable to an increase in the average number of aircraft licensed to use the Company's software.

General and administrative expense decreased from $171,143 in the 1999 period to $76,086 during the 2000 period.


Liquidity and Capital Resources

At June 30, 2000, the Company had a working capital deficit of $623,880. Although the Company had positive cash flow from operations during the six months ended June 30, 2000, cash flow is not sufficient to provide the necessary funds for marketing, for continued development of the Company's products or to fund payment of the Company's dividend obligations on outstanding preference shares. The Company's primary source of funding has been through sales of its equity and securities convertible into equity. The Company has subsequently negotiated a restructuring and reduction of certain amounts owed to two of itslargest creditors and to a deferred payment plan on these obligations.


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


INTERACTIVE ENTERTAINMENT LIMITED


August 15,2000                     BY:  /s/ Deborah Fortescue-Merrin
                                             Chairman of the Board


This schedule contains summary financial information extracted from the Consolidated Balance Sheets and the Consolidated Statements of Operations and is qualified in its entirety by reference to such financial statements.


[PERIOD-TYPE]          		6-MOS
[FISCAL-YEAR-END]	       DEC-31-2000
[PERIOD-START]		         JAN-01-2000
[PERIOD-END]		           JUN-30-2000
[CASH]			                151465
[SECURITIES]		           0
[RECEIVABLES]		          128,765
[ALLOWANCES]		           46828
[INVENTORY]		            0
[CURRENT-ASSETS]	        323,946
<FF&E>			                443,936
[DEPRECIATION]		         249,094
[TOTAL-ASSETS]		         1,073,285
[CURRENT-LIABILITIES]	   947,826
[BONDS]			               59,452
[PREFERRED-MANDATORY]	   0
[PREFERRED]		            43
[COMMON]		               500,000
[OTHER-SE]		             65,616,313
<TOTAL-LIABILITY-
     AND-EQUITY>	        1,073,285
[SALES]			               267,475
[TOTAL-REVENUES]	        267,475
[CGS]			                 0
[TOTAL-COSTS]	          	0
[OTHER-EXPENSES]	        614,573
[LOSS-PROVISION]	        0
<INTEREST-REVENUE>	      1,504
[INCOME-PRETAX]		        (345,594)
[INCOME-TAX]		           0
[INCOME-CONTINUING]	     (345,594)
[DISCONTINUED]	         	0
[EXTRAORDINARY]		        0
[CHANGES]		              0
[NET-INCOME]		           (345,594)
[EPS-BASIC]	          	(.010)
[EPS-DILUTED]		          (.010)
[FN]

Amounts inapplicable or not disclosed as a separate line item on the Balance Sheet or Statement of Operations are reported as 0 herein.
3