Form 10-Q
period 2000-09-30
INTERACTIVE ENTERTAINMENT LTD
filed 2000-11-16
CIK 882537

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED SEPTEMBER 30, 2000

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________

Commission file number:  0-22622

CREATOR CAPITAL LIMITED
(FORMERLY INTERACTIVE ENTERTAINMENT LIMITED)
(Exact name of registrant as specified in its charter)

          BERMUDA                                   98-0170199
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

The registrant had 50,000,000 shares of common stock outstanding as of September 30, 2000.

Exhibit index is located on page 10.


CREATOR CAPITAL LIMITED
(INTERACTIVE ENTERTAINMENT LIMITED)

INDEX



PART I. FINANCIAL INFORMATION                                     PAGE

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets - September 30, 2000 and December 31, 1999   3

Consolidated Statements of Operations
- Three Months ended September 30, 2000 and September 30, 1999           4

Consolidated Statements of Operations
- Nine Months ended September 30, 2000 and September 30, 1999            4

Consolidated Statements of Cash Flows
- Nine Months ended September 30, 2000 and September 30, 1999            5

Consolidated Statement of Shareholders' Equity (Deficit)                 6

Notes to Consolidated Financial Statements                               7


Item 2. Management's Discussion and Analysis of
Financial Condition and 10

Results of Operations


PART II. OTHER INFORMATION

Item 6.(a) Exhibits                                                     10




PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CREATOR CAPITAL LIMITED
(Formerly Interactive Entertainment Limited)
CONSOLIDATED BALANCE SHEETS
For the Nine Months Ended September 30, 2000
(with comparative figures to September 30, 1999 and December 31, 1999)
(UNAUDITED)

ASSETS


September 30,

 September 30,

 December 31,

2000

1999

1999
Current Assets
     Cash and cash equivalents
$       68,403

 $           46,101

$          56,785
     Accounts and notes receivable,
152,980

             119,618

92,481
     Prepaid expenses
           Total current assets
100,254


120,379

 89,106

321,637

            286,098

            38,372

Furniture, fixtures and equipment
174,862

            346,490

           243,999
Game software
210,637

491,483

           421,271
Goodwill (net of amortization)
145,376

658,469

         530,196
          Total assets
$    852,512

 $     1,782,540

$     1,433,838

LIABILITIES
Current liabilities
Accounts payable and accrued expenses
     Notes Payable, Current Liabilities
$    963,749
9,000

 $         876,176
--

$       755,173
18,000
          Total current liabilities

972,749

 876,176

773,173
     Notes Payable, Long Term
105,117

--

81,322

1,077,866

876,176

854,495

SHAREHOLDERS' EQUITY

Class A preferred shares, $0.01 par value,
    Authorized: 3,000 shares;
    Issued: 2,237 shares

22


22


22
Class B preferred shares, $0.01 par value,
    Authorized: 5,000,000 shares;
    Issued: 2,075 and 2,662 shares

21


21


21
Common shares, $0.01 par value,
    Authorized: 100,000,000 shares;
    Issued:  50,000,000 shares


500,000



500,000



500,000
Additional paid-in-capital
65,616,313

65,616,313

65,616,313
Accumulated deficit
(66,341,710)

    (65,209,992)

(65,537,013)

225,354

         906,364

579,343
 Total liabilities and shareholders' equity
$      852,512

 $     1,782,540

 $     1,433,838

APPROVED ON BEHALF OF THE BOARD:

"Deborah Forterscue-Merrin"                      "Stephen Rosenberg"

DEBORAH FORTESCUE-MERRIN                          STEPHEN ROSENBERG


CREATOR CAPITAL LIMITED
(Formerly Interactive Entertainment Limited)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2000
(with comparative figures to September 30, 1999)
(UNAUDITED)



Three Months Ended
September 30,

Nine Months Ended
September 30,

2000

1999

2000

1999

Revenue
$  140,420

$    120,075

$  407,895

$  372,574

Operating Expenses
     Sky Play Management
44,000

--

92,000

--
     General and administrative (Schedule "A")
40,784

95,125

141,535

266,269
     Consulting and contract labor
7,500

--

31,897

      27,276
     Marketing
3,885

5,650

4,285

6,200
     Legal
7,074

7,788

16,995

42,996
     Business discontinuation
--

--

--

17,877
     Depreciation and amortization
221,198

238,479

663,595

715,439

324,441

347,042

950,307

1,076,057



Other (Income) and Expense
$(  184,021)

$(  226,967)

$(542,412)

$(703,483)

     Gain (Loss) on Debt Extinguishment
     Interest expense
--
(   973)


--
(787)

5,755
(   973)

--
(   787)
     Interest income
647

754

2,575

1,920

(326)

(33)

7,357

1,133

Net (gain) loss
$(  184,347)

$(  227,000)

$(535,055)

$(702,350)

BASIC AND DILUTED LOSS PER SHARE
Numerator for basic and diluted loss per share:
     Net loss
$    184,347

$    227,000

$  535,055

$  702,350
     Preferred stock dividends
90,722

90,722

269,642

276,429
     Loss to common shareholders
$    275,069

$    317,722

$  804,697

$  978,779

Net loss per share
$      0.0055

$      0.0068

$    0.0161

$    0.0211


CREATOR CAPITAL LIMITED
(Formerly Interactive Entertainment Limited)
STATEMENT OF CHANGES IN FINANCIAL POSITION
For the Nine Months Ended September 30, 2000
(with comparative figures to September 30, 1999)
(UNAUDITED)




 Nine Months

 Nine Months

 Ended

 Ended

 September 30,

 September 30,

2000

1999

CASH PROVIDED (USED) BY:

OPERATING ACTIVITIES
   Activity for the period:
$     (  804,697)

$   (  702,350)
   Changes in non-cash working capital balances:
          Depreciation and amortization

663,597


715,439
          Accounts receivable
(60,499)

(37,262)
          Prepaid expenses
(11,148)

(  5,147)
          Accounts payable and accrued expenses
208,576

209,203
               Net cash provided by (used in) operating activities
$        (   4,171)

$       179,883

FINANCING ACTIVITIES
     (Purchases) sales of property and equipment
994

3,646
               Net cash provided by (used in) financing activities
994

3,646

INVESTING ACTIVITIES



     Issuance of Notes Payable
14,795

86,717
     Payment of Notes Payable
--

(   43,358)
     Payment of Preferred Stock Dividends
--

( 276,429)
               Net cash provided by (used in) investing activities
14,795

( 233,070)


Net increase (decrease) in cash
11,618

(   49,541)

Cash, beginning of period
56,785

95,642

Cash, end of period
$           68,403

$         46,101



CREATOR CAPITAL LIMITED
(Formerly Interactive Entertainment Limited)
CONSOLIDATED STATEMENT OF ACCUMULATED DEFICIT
For the Nine Months Ended September 30, 2000
(with comparative figures to September 30, 1999)
(UNAUDITED)



                                    September 30,         September 30,
                                     2000                      1999

Balance, beginning of Period     $(  65,537,013)       $(  64,231,213)

Net (Loss) for the Period       (       804,697)        (     978,779)

Balance, end of Period           $(  66,341,710)       $(  65,209,992)




SCHEDULE "A"

CREATOR CAPITAL LIMITED
(Formerly Interactive Entertainment Limited)
CONSOLIDATED STATEMENT OF GENERAL AND ADMINISTRATIVE EXPENSES
For the Nine Months Ended September 30, 2000
(with comparative figures to September 30, 1999)
(UNAUDITED)

                               September 30, 2000    September 30, 1999

Accounting and Audit             $ (    1,044)          $   67,288
Administration                         19,896                   --
Board Expenses                             --                4,119
Business Insurance                     85,626              103,162
Collection Fees                         2,059                   --
Contract Services                          --                2,550
Investor Relations                      2,192               15,550
Maintenance & Repairs                     103                2,157
Matsushita Aviation                     5,000                 --
Office Operations                      14,367               15,200
Payroll & Related                          --                1,960
Rent                                    2,607                2,162
Taxes and Licenses                      7,022               17,399
Travel                                  3,707               34,722
                                   $  141,535           $  226,269


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

On September 18, 2000, the Company held its Annual General Meeting.
There was unanimous approval for the corporate name change. The new name of the Company is now "Creator Capital Limited", effective September 27, 2000.

On January 5, 1999, the Company's Common Stock was delisted from the NASDAQ SmallCap Market for failing to maintain a bid price greater than or equal to $1.00 per share for the prior thirty consecutive trading days. Maintenance of a $1.00 stock price is required for continued listing of the Company's Common Stock on the NASDAQ SmallCap Market. The Common Stock currently trades through the OTC Bulletin Boardr, which is a regulated quotation service of the NASDAQ Stock Market, Inc.

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

On November 12, 1998, the Company announced that it had been unable to attract the additional capital necessary for continued development of its Sky Games inflight gaming business and that it had discontinued all operations associated with the Sky Games product line. The Company stated that it would refocus its business efforts to concentrate exclusively on its non-gaming inflight Sky Play PC games, customers and business. All employees were terminated as of November 13, 1998. Those former employees retained on a part time basis to assist with the management of Sky Play are no longer so retained. Two former employees, through their corporate entity have been formally contracted to attend to the Sky Play business. The discontinuation of the Sky Games business has not had an adverse impact on the Sky Play business.

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


Results of Operations

Three Months Ended September 30, 2000 and 1999

Revenue from operations for the three months ended September 30, 2000 was $140,420 compared to $120,075 during the nine months ended September 30, 1999. Revenue consisted of fees generated from the Sky Play amusement games acquired with the purchase of IIL. The increase in revenue is attributable to an increase in the average number of aircraft licensed to use the Company's software.
General and administrative expense decreased from $95,125 in the 1999 period to $40,784 in the 2000 period. The decrease is attributable to the overall effort to reduce overhead.

Consulting and contract labor expenses have increased by $7,500 due to reallocation of the expense, marketing expenses decreased by $1,765 and legal expense by $714.

Depreciation and amortization expenses decreased by $17,281.

Nine Months Ended September 30, 2000 and 1999

Revenue from operations for the nine months ended September 30, 2000 was $407,895 compared to $372,574 during the nine months ended September 30, 1999. Revenue consisted of the fees generated from the Sky Play amusement games. The increase in revenue is attributable to an increase in the average number of aircraft licensed to use the Company's software.
General and administrative expense decreased from 266,269 in the 1999 period to $141,535 during the 2000 period. The decrease is attributable to the overall effort to reduce overhead. This includes elimination of payroll and related costs; reduction in office operations of $833, investor relations of $13,358, travel of $31,015, taxes of $10,377, business insurance of $77,536 and accounting and audit down by $68,332.
Consulting and contract labor expenses increased by $4,621, marketing expenses decreased by $1,915 and legal expense by $26,001.
Depreciation and amortization expenses decreased by $51,844.


Liquidity and Capital Resources

At September 30, 2000, the Company had a working capital deficit of $904,346. Although the Company had positive cash flow from operations during the nine months ended September 30, 2000, cash flow was not sufficient to provide the necessary funds to fund payment of the Company's dividend obligations on outstanding preference shares.

Forward-Looking Information

This Form 10-Q contains forward-looking statements that include among others, statements concerning the Company's plans to implement its software products, commence generating revenue from certain of its products, expectations as to funding its capital requirements, the impact of competition, future plans and strategies, statements which include the words "believe," "expect," and "anticipate" and other statements of expectations, beliefs, anticipated developments and other matters that are not historical facts. These statements reflec the Company's views with respect to such matters. Management cautions the reader that these forward-looking statements are subject to risks and uncertainties that could cause actual events or results to materially differ from those expressed or implied by the statements.


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual General Meeting for the fiscal period ended December 31, 1999 on September 18, 2000. The following matters was voted upon at the Meeting:

1.    To change the name of the Company to "Creator Capital Limited";
2. To increase the authorized share capital of the Company to U.S. $1,000,030.00, consisting of 100,000,000 common shares (par value U.S. $0.01) and 5,003,000 preference shares par value U.S. $0.01);
3. To grant discretion to the Board, to effect a consolidation of the Company's common shares by up to 10 to 1, and thereafter to reduce the authorized capital of the Company by decreasing the par value of the Company's common stock from a maximum of $0.10 per share to $0.001 per share, and thereafter to increase the authorized shares of the Company's common stock to 100,000,000 common shares (par value U.S. $0.001) and 5,003,000 preference shares (par value U.S. $0.01);
4.    To elect six persons to the Board of Directors;
5.    To re-appoint Buckley Dodds as the Company's auditors;
6. To receive and consider the report of the directors to the shareholders and the financial statements of the Company together with the auditor's report thereon for the financial year ended December 31, 1999, and
7. To transact such other business as may properly come before the Annual General Meeting.

There were 20,532,967 shares of common stock (41% of outstanding shares) voted at the Annual General Meeting as follows. Percentages are percentages of shares voted.

1.     Change the name of the Company to "Creator Capital Limited".

                               Number         %
        For                 20,532,967     100,000
        Against                 -            -
        Abstain                 -            -
        Not Voted               -            -

2.     Increase the authorized share capital.

                             Number           %
        For                 20,532,967     100,000
        Against                 -             -
        Abstain                 -             -
        Not Voted               -             -

3.     Consolidation of the Company's common shares at discretion of the Board.

                              Number           %
        For                 20,532,967     100,000
        Against                 -             -
        Abstain                 -             -
        Not Voted               -             -

4.     Election of Directors.

        Michael L. Bartlett                    Number           %
        Anthony P. Clements       For        20,532,967     100,000
        Deborah Fortescue-Merrin  Against          -           -
        Jack Iles                 Abstain          -           -
        Anastasia Kostoff-Mann    Not Voted      -             -
        Stephen Rosenberg

5.     Ratification of Buckley Dodds as independent public accounts.

                               Number           %
        For                 20,532,967     100,000
        Against                 -             -
        Abstain                 -             -
        Not Voted               -             -

Item 5.  Exhibits and Reports on Form 8-K

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






Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has dulycaused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INTERACTIVE ENTERTAINMENT LIMITED


November 14, 2000                    BY:   "Deborah Fortescue-Merrin"
                                                  President


This schedule contains summary financial information extracted from the Consolidated Balance Sheets and the Consolidated Statements of Operations and is qualified in its entirety by reference to such financial statements.


[PERIOD-TYPE]
9-MOS
[FISCAL-YEAR-END]
DEC-31-1999
[PERIOD-START]
JAN-01-2000
[PERIOD-END]
SEP-31-2000
[CASH]
68403
[SECURITIES]
0
[RECEIVABLES]
199808
[ALLOWANCES]
46828
[INVENTORY]
0
[CURRENT-ASSETS]
321637
[PP&E]
1194470
[DEPRECIATION]
663595
[TOTAL-ASSETS]
852512
[CURRENT-LIABILITIES]
972749
[BONDS]
0
[PREFERRED-MANDATORY]
0
[PREFERRED]
43
[COMMON]
500000
[OTHER-SE]
65616313
[TOTAL-LIABILITY-AND-EQUITY]
852512
[SALES]
407895
[TOTAL-REVENUES]
407895
[CGS]
0
[TOTAL-COSTS]
950307
[OTHER-EXPENSES]
0
[LOSS-PROVISION]
0
[INTEREST-EXPENSE]
<INTEREST-REVENUE
(973)
2575
[INCOME-PRETAX]
(535055)
[INCOME-TAX]
0
[INCOME-CONTINUING]
(535055)
[DISCONTINUED]
0
[EXTRAORDINARY]
5755
<PREFERRED STOCK DIVIDENDS>
(269642)
[NET-INCOME]
(804697)
[EPS-BASIC]
(.01617)
[EPS-DILUTED]
(.01617)
[FN]

Amounts inapplicable or not disclosed as a separate line item on the Balance Sheet or Statement of Operations are reported as 0 herein.



CREATOR CAPITAL LIMITED
September 30, 2000 10-Q
Page 8