Form 10-K
period 2000-12-31
INTERACTIVE ENTERTAINMENT LTD
filed 2001-04-09
CIK 882537

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
----------------
FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.
OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________.

COMMISSION FILE NO. 0-22622

CREATOR CAPITAL LIMITED
(formerly known as INTERACTIVE ENTERTAINMENT LIMITED)
(Exact name of registrant as specified in its charter)

            BERMUDA	I.R.S. NO. 98-0170199
(Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

Cedar House, 41 Cedar Street
Hamilton HM 12, Bermuda
(Address of principal executive offices)

Registrant's telephone number, including area code:  (441)-295-2244; (604)
947-2555

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of $0.05 for the Common Stock as reported by the OTC Bulletin Board March 29, 2001 is $2,505,176

The number of shares outstanding of the issuer's Common Stock, as of March 31, 2001: 50,103,529

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2001 Annual Meeting of Shareholders, which will be filed within 14 business days, are incorporated by reference into Part III hereof.


CREATIVE CAPITAL LIMITED

ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

	PAGE
Part 1
	Item   1	Corporate History and Development	1
	Business Overview	1
	The Product	2
	The Industry	2
	Competition	2
	Market and Marketing	2
	Manufacturing	2
	Sky Games System Acquisition	3
	The Amalgamations	3
	Major Customers	4
	Employees	4
	Item   2	Properties	4
	Item   3	Legal Proceedings	4
	Item   4	Submission of Matters to a Vote of Security Holders	4
Part II
	Item   5	Market for Registrant's Common Equity and Related
	Stockholder Matters	5
	Item   6	Selected Financial Data	7
	Item   7	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	7
	Overview	7
	Results of Operations	9
	Liquidity and Capital Resources	10
	Forward-Looking Information	11
	Item   8	Financial Statements and Supplementary Data	11
	Item   9	Changes in and Disagreements with Accountants on Accounting
	  and Financial Disclosure	11
Part III
	Item 10	Directors and Executive Officers of the Registrant	11
	Item 11	Executive Compensation	11
	Item 12	Security Ownership of Certain Beneficial Owners and Management	12
	Item 13	Certain Relationships and Related Transactions	12
Part IV
	Item 14	Exhibits, Financial Statement Schedules and Reports on Form 8-K	12
	Signatures	15
	Report of Independent Auditors	F-1
	Financial Statements	F-2 - F-18


PART I



ITEM 1.  BUSINESS

Corporate History and Development

Creator Capital Limited (the "Company" or "CCL"), formerly Interactive Entertainment Limited was incorporated pursuant to the laws of the Province of British Columbia on January 28, 1981 under the name Tu-Tahl Petro Inc.
On May 10, 1990, the Company changed its name to Creator Capital Inc. The Company was reincorporated through the continuance of its corporate existence from the Province of British Columbia to the Yukon Territory on July 15, 1992. On January 23, 1995, the Company changed its name to Sky Games International Ltd. ("SGI"). Effective February 22, 1995, the Company continued its corporate existence from the Yukon Territory to Bermuda as an exempted company under the Companies Act 1981 (Bermuda) (the "Bermuda Act"). In June, 1997, the Company changed its name to Interactive Entertainment Limited following consummation of the amalgamation of the Company's wholly-owned subsidiary, SGI Holding Corporation Limited ("SGIH"), and SGIH's formerly 80% owned subsidiary, then known as Interactive Entertainment Limited ("Old IEL"). This was followed immediately by an amalgamation of SGI with the survivor of the first amalgamation (the "Amalgamations"). Pursuant to a Special Resolution passed by shareholders at the September 19, 2000 Annual General Meeting, the Company changed its name to Creator Capital Limited. Unless the context otherwise requires, the term "Company" refers to Creator Capital Limited ("CCL"), its wholly-owned subsidiaries, IEL (Singapore) Pte. Ltd., Sky Games International Corporation ("SGIC"), and Inflight Interactive Ltd. ("IIL"), Creator Island Equities Inc. ("CIEI"), and for periods prior to June 17, 1997, also SGIH and Old IEL, which was the Company's principal operating subsidiary from December 30, 1994, through such Amalgamations.

IEL (Singapore) Pte. Ltd. was struck off the Singapore Register of Companies, at the Company's request, on September 23, 2000. Currently, IIL (UK) and CIEI
 (Canada), SGIC (US), each of which are wholly owned subsidiaries, are considered to be inactive.

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


Business Overview

The Sky Games system was developed to introduce gaming to international airline passengers. The system is designed to enable users to play a number of casino-type games from their seats by way of a built-in, color, interactive, in-seat monitor. The Company believed that an opportunity existed to introduce casino games on international air flights. In April of 1996, the Company announced the signing of contracts for the provision of gaming services to Singapore Airlines ("SIA"). The first flight with gaming was launched on June 1, 1998.
A second aircraft was added in mid-October, 1998. Passenger participation was disappointing. On November 12, 1998, the Company announced that it had been unable to attract the additional capital necessary for continued development of its Sky Games inflight gaming business. The Company also announced that it had discontinued all operations associated with the Sky Games product line. All employees were terminated as of November 13, 1998. Those former employees that subsequently had been retained on a part-time contract basis to continue operations and support the Sky Play product, are no longer associated with CCL. Two former employees, through their corporate entity, have been contracted to attend to the Sky Play business.

On January 13, 1998, CCL completed the acquisition of all the outstanding capital stock of Inflight Interactive Limited ("IIL") in exchange for 500,000 shares of the Company's $.01 par value common stock (the "Common Stock").
IIL is a United Kingdom developer and provider of amusement games to the airline industry. The acquisition was accounted for using the purchase method. The games are marketed under the name Sky Play. As at December 31, 2000 Sky Play games were operating on a number of airlines, including Air China, American Airlines, Cathay Pacific, Continental, Egypt Air, Emirates Air,
Japan Air Lines, Lauda Air and Malaysia Airlines.


The Product

Sky Play offers airlines the choice of up to 19 amusement games. Unlike Nintendo-style games, which are designed to keep the player challenged and interested over long periods of time, and which generally require player skill developed over a period of time, CCL has selected and developed the Sky Play amusement games which have very simple rules, are already well known or easy to learn, and are very simple to play. Games are licensed to airlines for a monthly license fee for each game and each aircraft.

The Company has been granted federal registration of the Sky Games logo and the slogan "We Make Time Fly" by the U.S. Patent and Trademark Office. At this time the Company has not applied for any patents.


The Industry

The Boeing Company's 2000 Current Market Outlook forecast passenger traffic growth of 4.8% annually over the next 20 years. The report noted that, to meet that growth, airlines are expected to add over 22,300 airplanes to their fleets, worth more than $1.5 trillion in 1999 US Dollars. Boeing estimates that approximately 28% of these new aircraft will be intermediate and large aircraft, which CCL believes, will represent a substantial market for IFE systems and inflight content.

The Company anticipates that the IFE industry will grow rapidly over the next three to five years as airlines commit to interactive IFE hardware based on improved product reliability and competition. Accordingly, the Company is committed to building its core business by focusing on the airline market. However, CCL is also prepared for other venues such as cruise ships, ferry boats, trains and hotel rooms.


Competition

The Company has several competitors for its amusement games most of whom are small companies like CCL.. The largest market share of the amusement game business for airlines is believed to be held by Nintendo. CCL believes that it has the second largest market share and is the only provider of amusement games to the airline industry with games operational on more than one IFE platform.


Market and Marketing

In the very competitive airline market, airlines are seeking a distinctive, competitive edge to attract and retain paying customers. Entertainment and service systems are forming a part of the airlines' current business strategy. CCL believes that the principal benefit of its product to the airlines, is the ability to enhance entertainment offerings to passengers. IFE systems are capital intensive; however, providing passenger service and comfort, especially for first and business class travelers, is a major area of competition for airlines. The target market for Sky Play has been domestic and foreign airlines, which have committed to the purchase of or installed IFE systems.


Manufacturing

As a software producer and operator, the Company has no manufacturing capability. CCL's software is designed to interface with in-cabin hardware, including onboard computers, file servers, distribution and communication systems, manufactured by various suppliers for the airlines.


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





Major Customers

The Company's Sky Play customers include Air China, American Airlines, Cathay Pacific Airways, Continental, Egypt Air, Emirates Air, Japan Air Lines, Lauda Air, and Malaysia Airlines. The two largest customers accounted for approximately 35% of Sky Play revenue during 2000.


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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual General Meeting of shareholders held on September 19, 2000, shareholders voted in favour of the following resolutions: (i) change the name of the Company to "Creator Capital Limited" ("CCL"); (ii) increase the Company's authorized shares to 105,003,000 and its authorized share capital to US$1,050,030.00; (iii) give the Board of Directors the discretion to effect a consolidation of the Company's authorized share capital and outstanding shares by up to 10 to 1 (which would decrease the authorized shares and authorized share capital and increase the par value of its shares by the selected ratio), and, also in its discretion, subsequently to decrease the par value of the Company's Common Stock to $.001 per share and increase the Company's authorized shares to 105,003,000;


PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since October 16, 2000 the Company's Common Shares have traded on the OTC Bulletin Board under the symbol "CTORF". Prior to October 16, 2000 and since March 25, 1999, the Company's Common Shares had traded on the OTC Bulletin Board under the symbol "IELSF." From July 8, 1997 until March 24, 1999, the Company's Common Shares had been traded on the NASDAQ SmallCap Market under the symbol "IELSF." From March 1, 1994 until July 8, 1997, the Company's Common Shares traded on the NASDAQ SmallCap Market under the symbol "SKYGF."

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



Twelve Months Ended

Twelve Months Ended


December 31, 2000

December 31, 1999


High

Low

High

Low
First Quarter
 $0.8130

 $0.0200

 $0.1300

 $0.0313
Second Quarter
 $0.5630

 $0.1000

 $0.2188

 $0.1250
Third Quarter
 $0.1500

 $0.0400

 $0.2188

 $0.0625
Fourth Quarter
 $0.2250

 $0.0315

 $0.0976

 $0.0250


As of March 31, 2001, there were 231 shareholders of record. Since certain of CCL's Common Shares are held by brokers or other nominees, the number of record holders may not be representative of the number of beneficial holders. CCL believes there are approximately 2,200 beneficial holders of the Company's Common Shares

CCL has not paid any cash dividends on its Common Stock and does not anticipate paying any such dividends in the foreseeable future.

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


On December 17, 1997, the Company issued 1,000 shares of Series A Convertible Preference Shares of the Company's Class B Preferred Stock for a total consideration of $1,000.000. The Class B Series A Preference Shares are convertible into a number of shares of Common Stock, determined by dividing the stated value of $1,000 per share by the lesser of: $3.2038 (the "Fixed Conversion Price") and a price (the "Floating Conversion Price") calculated as 85% of the average of the three lowest closing bid prices for the Common Stock during the thirty trading days occurring immediately prior to, but not including, the conversion date. Dividends are cumulative and may be paid, at the option of the Company and with prior notice, in additional shares of Common Stock at an annual dividend rate of 8%. Warrants for the purchase of 61,718 shares of Common Stock were issued in connection with the issuance of the Series A Class B Convertible Preference Shares. The warrants expired on December 17, 1999. The Company exercised an option of selling a second tranche with 123,432 warrants for an aggregate purchase price of $2,000,000 on July 24, 1998. As of December 31, 1999, 680 shares of the Class B Series A Preference Shares had been submitted for conversion into 25,600,012 shares of Common Stock. All Common Stock issuable upon the conversions has been issued except for 3,492,426 shares. In January, 1999, two holders of the Class B Series A Preference Shares agreed to amend the conversion terms so that the Floating Conversion Price will not be less than $0.25 per share.
As of December 31, 1999, a total of 1,720 shares of the Class B Series A Preference Shares were outstanding. As of March 31, 2000, 1,000 Class B Series A Preference Shares, convertible at $0.25 per share, had been submitted for conversion into 4,480,000 shares of Common Stock. As of March 31, 2000, 600 of the Class B Series A Preference Shares were submitted for conversion into 22,588,233 shares of Common Stock. The remaining 120 Class B Series A Preference Shares are convertible into 480,000 shares of Common Stock at $0.25 per share. Subsequent to the year end, these shares were submitted for conversion, and 480,000 common shares were issued on January 8, 2001

On February 20, 1998, the Company sold 300 shares of Series B Class B Convertible Preferred Stock at $1,000 per share. The Series B Class B Convertible Preferred Shares have the same dividend and conversion features as the Series A Class B Convertible Preferred Shares. The investor also received a warrant to purchase 18,515 shares of Common Stock at a price of $3.2038 for 18 months. As of December 31, 1999, 38 shares of the Series B Class B shares had been converted into 663,274 shares of Common Stock and 262 shares remained outstanding. As of March 31, 2000, the 262 outstanding Series B Class B Preference Shares had been submitted for conversion into 9,863,529 shares of Common Stock.



ITEM 6.  SELECTED FINANCIAL DATA

                     (in thousands except per share and share data)























Ten Months

Twelve Months




Twelve Months Ended December 31

Ended
December 31

Ended
February 28



2000

1999

1998

1997

1997




































Statement of Operations Data:










Loss before extraordinary










        item
$     1,159

$     1,023

$   29,056

$   16,312

$   4,180

Extraordinary (gain)loss
-

$         (84)

-

$     1,824

-
Net loss

$     1,159

$        939

$   29,056

$   18,136

$   4,180












Loss per share before








      extraordinary item
$      0.02

$       0.03

$       1.40

$     1.06

$     0.46
Extraordinary item




-

$       .12

-
Loss per share
$      0.02

$       0.03

$       1.40

$     1.18

$     0.46












Weighted number of common









shares outstanding
50,000,000

47,785,147

20,998,189

15,562,834

9,043,687












Number of common shares










outstanding at period end
50,000,000

50,000,000

24,367,414

19,428,334

9,789,020



























































As of



As of December 31,

February 28



2000

1999

1998

1997

1997
Balance Sheet Data:










Working capital (deficit)
$      (827)

$      (535)

$     (330)

$      697

$    (172)

Total assets
$        628

$    1,434

$   2,509

$ 27,511

$  3,525

Long term debt
$          67

$          81

-

$      530

$  2,600

Redeemable preferred stock
       2,237

       2,237

     2,237

     2,737

-

Shareholders' equity










       (deficit)
$      580

$      579

$   1,885

$ 26,337

$     (333)

Equity (deficit) per











common share
$     0.01

$     0.01

$     0.08

$     1.36

$   (0.03)














ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

Creator Capital Limited ("CCL" or the "Company"), formerly known as Interactive Entertainment Limited ("IEL"), also formerly known as Sky Games International Ltd. ("SGI"), is a Bermuda exempted company which was incorporated on January 28, 1981. Until November 12, 1998, the Company's activities had been focused on providing inflight gaming software and services by developing, implementing and operating a computer-based interactive video entertainment system of gaming and other entertainment activities on, but not limited to, the aircraft of international commercial air carriers.

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

At a Special General Meeting of shareholders held on June 16, 1997, pursuant to a Plan and Agreement of Merger and Amalgamation dated May 13, 1997, (the "Amalgamation Agreement"), Old IEL was merged into SGIH and then into SGI
(the "Amalgamations"). Prior to the Amalgamations, Harrah's owned 20% of the capital stock of Old IEL and did not own any capital stock or other securities of SGI and had no representatives on the Board of Directors. As a result of the amalgamation of Old IEL and SGIH and the termination of the Management Agreement, the outstanding shares of Old IEL common stock held by Harrah's were converted into 5,879,040 shares of $.01 par value common stock of the Company (the "Common Stock"). Harrah's also received 1,007,875 shares of Common Stock upon conversion of a loan, (the "Harrah's Loan"), made to Old IEL. Harrah's therefore became the largest shareholder of the Company holding approximately 38.6% of the outstanding shares at the time of the amalgamation. As at March 31, 2001, Harrah's remained the largest shareholder of the Company, holding 13.77% of the outstanding shares.

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

At the Annual General Meeting of shareholders held on September 19, 2000, shareholders voted in favour of the following resolutions: (i) change the name of the Company to "Creator Capital Limited" ("CCL"); (ii) increase the Company's authorized shares to 105,003,000 and its authorized share capital to US$1,050,030.00; (iii) give the Board of Directors the discretion to effect a consolidation of the Company's authorized share capital and outstanding shares by up to 10 to 1 (which would decrease the authorized shares and authorized share capital and increase the par value of its shares by the selected ratio), and, also in its discretion, subsequently to decrease the par value of the Company's Common Stock to $.001 per share and increase the Company's authorized shares to 105,003,000; CCL's principal activities through December 31, 2000, consisted of simplifying, and redesigning the Sky Games inflight gaming software and marketing and supporting the Sky Play PC amusement game software.

CCL continues to provide its amusement game software to Air China, American Airlines, Cathay Pacific Airways, Continental, EgyptAir, Japan Air Lines, Lauda Air, and Malaysia Airlines.. Emirates Air was added as a client in 2000, while Virgin Atlantic ceased to be a client. CCL's Sky Play revenues increased from US$507,000 during 1999 to US$537,000 during 2000.

On January 13, 1998, the Company completed the acquisition of all of the outstanding stock of Inflight Interactive Limited ("IIL") in exchange for 500,000 shares of the Company's Common Stock. IIL is a U.K. developer and provider of amusement games to the airline industry. CCL currently operates the "IIL" games under the name SkyPlay. Sky Play games are currently installed and operating on Air China, American Airlines, Cathay Pacific, Continental, EgyptAir, Emirates Air, Japan Air Lines, Lauda Air, and Malaysia Airlines. During 2000, the number of airline customers remained at nine, and the number of installed aircraft (excluding trials) increased from 119 to 150. As of March 31, 2001 the number of installed aircraft increased from 150 to 162.



Results of Operations


Twelve Months Ended December 31, 2000 and December 31, 1999

Revenue increased from $506,723 to $537,365. The revenue increase is due to the addition of one airline customer, and the addition of new aircraft with previous customers. One airline also ceased to be a customer during 2000.

General and administrative expenses decreased from $407,109 in 1999 to $219,319 in 2000, due to the increase in the use of outside consulting and contract services.

Consulting and contract services expenses increased from $30,876 to $192,126 due to a shift to the use of external services.

Depreciation and amortization expenses decreased from $947,366 to $883,494. All remaining excess furniture and fixtures were disposed at the beginning of the year. Legal expenses decreased from $47,968 to $14,381 as the last of the previous gaming issues were resolved. During 2000, legal expenditures were related solely to the corporate and business functions of the Company.

Marketing expense increased from $9,825 in 1999 to $20,041 in 2000. This increase was due to a greater emphasis on Sky Play marketing efforts and shareholder relations.

In 1999, CCL incurred expenses of $16,162 for the discontinuation of the gaming operation and $70,312 due to the write down and/or disposal of assets. There were no such expenses during 2000.


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

On December 17, 1997, the Company issued 1,000 shares of Series A Convertible Preference Shares of the Company's Class B Preferred Stock for a total consideration of $1,000.000. The Class B Series A Preference Shares are convertible into a number of shares of Common Stock, determined by dividing the stated value of $1,000 per share by the lesser of: $3.2038 (the "Fixed Conversion Price") and a price (the "Floating Conversion Price") calculated as 85% of the average of the three lowest closing bid prices for the Common Stock during the thirty trading days occurring immediately prior to, but not including, the conversion date. Dividends are cumulative and may be paid, at the option of the Company and with prior notice, in additional shares of Common Stock at an annual dividend rate of 8%. Warrants for the purchase of 61,718 shares of Common Stock were issued in connection with the issuance of the Series A Class B Convertible Preference Shares. The warrants expired on December 17, 1999. The Company exercised an option of selling a second tranche with 123,432 warrants for an aggregate purchase price of $2,000,000 on July 24, 1998. As of December 31, 1999, 1,280 shares of the Class B Series A Preference Shares had been submitted for conversion into 28,550,710 shares of Common Stock. All Common Stock issuable upon the conversions has been issued except for 3,492,426 shares. In January, 1999, two holders of the Class B Series A Preference Shares agreed to amend the conversion terms so that the Floating Conversion Price will not be less than $0.25 per share. As of December 31, 1999, a total of 1,720 shares of the Class B Series A Preference Shares were outstanding. As of March 31, 2000, 1,000 Class B Series A Preference Shares convertible at $0.25 per share, had been submitted for conversion into 4,000,000 shares of Common Stock. As of March 31, 2000, 600 of the Class B Series A Preference Shares were submitted for conversion into 22,588,233 shares of Common Stock. The remaining 120 Class B Series A Preference Shares are convertible into 480,000 shares of Common Stock at $0.25 per share. Subsequent to the year end, these shares were submitted for conversion, and 480,000 common shares were issued on January 8, 2001.

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



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


On March 6, 2000, Ernst & Young (U.K.) resigned as auditors of CCL's wholly owned subsidiary IIL. Ernst & Young confirmed that there were no circumstances connected with their resignation which should be brought to the attention of the members or creditors of IEL. Kevin Kearney and Associates of the U.K. has accepted the appointment as U.K. auditor to IIL.




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

	Consolidated Balance Sheets at December 31, 2000 and December 31, 1999.

	Consolidated Statements of Operations for:
	  Twelve Months Ended December 31, 2000
	  Twelve Months Ended December 31, 1999
	  Twelve Months Ended December 31, 1998

	Consolidated Statements of Shareholder's Equity
	  December 31, 1997 through December 31, 2000

	Statements of Cash Flow
	  Twelve Months Ended December 31, 2000
	  Twelve Months Ended December 31, 1999
	  Twelve Months Ended December 31, 1998

	Notes to Consolidated Financial Statements

2.	Financial Statement Schedule

3.	Other Exhibits

EXHIBIT
DESCRIPTION
2.
Plan and Agreement of Merger and Amalgamation, dated as of May 13, 1997, among the Company, SGI Holding Corporation Limited, IEL and Harrah's Interactive Investment Company. (Incorporated by reference to the same numbered exhibit to the Registrant's Form 8-K as filed with the SEC on June 27, 1997.)
3.i(a)
Articles of Incorporation (Yukon Territory).  (Incorporated by reference to
Exhibit 1.1 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on October 12, 1993.)
3.i(b)
Certificate of Continuance (Bermuda).  (Incorporated by reference to Exhibit
1.2 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as
filed with the SEC on September 16, 1996.)
3.ii
Bye-Laws as amended. (Incorporated by reference to the same numbered exhibit to the Registrant's Annual Report on Form 10-K/A No. 2 as filed with the SEC on July 8, 1998.)
4.1
Escrow Agreement dated May 27, 1992, as amended, among Montreal Trust Company of Canada, the Company and certain shareholders. (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 20-F (File No. 0-22622)as filed with the SEC on October 12, 1993.)
4.2
Redemption Agreement, dated as of February 25, 1997, between the Company and Anthony Clements and Rex Fortescue. (Incorporated by reference to Exhibit
3.12 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as
filed with the SEC on September 12, 1997.)
4.3
Redemption and Cancellation Agreement, dated as of April 30, 1997, between the Company and Sky Games International, Inc. (Incorporated by reference to
Exhibit 3.13 to the Registrant's Annual Report on Form 20-F (File No.
0-22622) as filed with the SEC on September 12, 1997.)
4.4
Shareholder Rights Agreement, dated June 17, 1997, between the Company and Harrah's Interactive Investment Company. (Incorporated by reference to
Exhibit 3.15 to the Registrant's Annual Report on Form 20-F (File No.
0-22622) as filed with the SEC on September 12, 1997.)
4.5
Registration and Preemptive Rights Agreement, dated June 17, 1997, between the Company and Harrah's Interactive Investment Company. (Incorporated by reference to Exhibit 4(a) to the Registrant's Form 8-K as filed with the SEC on June 27, 1997.)
4.6
Registration Rights Agreement, dated June 17, 1997, between the Company and B/E Aerospace, Inc. (Incorporated by reference to Exhibit 4(b) to the Registrant's Form 8-K as filed with the SEC on June 27, 1997.)
4.7
Subscription Agreement, dated as of October 22, 1997, between the Company and Henderson International Investments Limited. (Incorporated by reference to
Exhibit 3.22 to the Registrant's Quarterly Report on Form 10-Q/A No. 1 as
filed with the SEC on July 8, 1998.)
4.8
Subscription Agreement, dated as of October 22, 1997, between the Company and Michael A. Irwin. (Incorporated by reference to Exhibit 3.23 to the Registrant's Quarterly Report on Form 10-Q/A No. 1 as filed with the SEC on July 8, 1998.)
4.9
First Amendment to Registration and Preemptive Rights Agreement dated March 18, 1998 between the Company and Harrah's Interactive Investment Company. (Incorporated by reference to Exhibit 99.22 to the Registrant's Amended Registration Statement on Form S-3 as filed with the SEC on July 15, 1998.) 4.10
First Amendment to Subscription Agreement between the Company and Henderson International Investments Limited dated as of April 2, 1998. (Incorporated by reference to Exhibit 99.23 to the Registrant's Amended Registration Statement on Form S-3 as filed with the SEC on July 15, 1998.)
4.11
Securities Purchase Agreement between the Company and each of Marshall Capital Management, Inc. (formerly Proprietary Convertible Investment Group, Inc.) and CC Investments, LDC dated as of December 17, 1997. (Incorporated by reference to Exhibit 99 to the Registrant's Form 8-K as filed with the SEC on December 24, 1997.)
4.12
Registration Rights Agreement between the Company and each of Marshall Capital Management, Inc. (formerly Proprietary Convertible Investment Group, Inc.) and CC Investments, LDC dated as of December 17, 1997. (Incorporated by reference to Exhibit 4(c) to the Registrant's Form 8-K as filed with the SEC on December 24, 1997.)
4.13
Securities Purchase Agreement between the Company and Palisades Holding, Inc. dated February 20, 1998. (Incorporated by reference to Exhibit 99.6 to the Registrant's Amended Registration Statement on Form S-3 as filed with the
SEC on July 15, 1998.)
4.14
Registration Rights Agreement between the Company and Palisades Holding, Inc. dated February 20, 1998. (Incorporated by reference to Exhibit 99.5 to the Registrant's Amended Registration Statement on Form S-3 as filed with the SEC on July 15, 1998.)
4.15
Securities Agreement between the Company and B/E Aerospace, Inc. dated June 25, 1998. (Incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K filed with the SEC July 2, 1998.)
10.5*
Services Agreement, dated as of November 7, 1995, between IEL and Singapore Airlines Limited. (Incorporated by reference to Exhibit 3.9 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 16, 1996.)
10.6*
Software License and Software Services Agreement, dated as of November 7, 1995, between IEL and Singapore Airlines Limited. (Incorporated by reference to
Exhibit 3.10 to the Registrant's Annual Report on Form 20-F (File No.
0-22622) as filed with the SEC on September 16, 1996.)
10.7
Sublease Agreement dated as of June 5, 1997, between IEL and Harrah's Operating Company, Inc. (Incorporated by reference to Exhibit 3.11 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 12, 1997.)
10.8
Consulting Agreement, dated as of April 30, 1997, between the Company and James
P. Grymyr. (Incorporated by reference to Exhibit 3.14 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 12, 1997.)
10.9*
Software License Agreement, dated June 17, 1997, between the Company and Harrah's Interactive Investment Company. (Incorporated by reference to
Exhibit 3.16 to the Registrant's Annual Report on Form 20-F (File No.
0-22622) as filed with the SEC on September 12, 1997.)
10.10
Continuing Services Agreement, dated June 17, 1997, between the Company and Harrah's Interactive Entertainment Company. (Incorporated by reference to
Exhibit 3.17 to the Registrant's Annual Report on Form 20-F (File No.
0-22622) as filed with the SEC on September 12, 1997.)
10.11
Termination Agreement and Release, dated as of June 17, 1997, among the Company, SGI Holding Corporation Limited, IEL, Harrah's Interactive
Investment Company, and Harrah's Interactive Entertainment Company. (Incorporated by reference to Exhibit 3.21 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 12, 1997.) 27**
Financial Data Schedule
*Confidential treatment has been granted.
**Submitted herewith.


(b) REPORTS FILED ON FORM 8-K



SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

Creator Capital Limited


By:   /s/  Deborah Fortescue-Merrin
           Chairman and President

Dated:  April 04, 2001


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE				                 TITLE					      DATE

/s/ Michael L Bartlett			    Director					April 4, 2001
Michael L. Bartlett

/s/ Anthony P. Clements	   		Director					April 4, 2001
Anthony P. Clements

/s/ Deborah Fortescue-Merrin		Chairman, President and Director		April 4, 2001
Deborah Fortescue-Merrin

/s/ B.J. (Jack) Iles				      Director					April 4, 2001
Jack Iles

/s/ Anastasia Kostoff-Mann   		Director, Vice President			April 4, 2001
Anastasia Kostoff-Mann

/s/ Stephen Rosenberg	   		    Director					April 4, 2001
Stephen Rosenberg








REPORT OF INDEPENDENT AUDITORS


To the Shareholders
Creator Capital Limited

We have audited the accompanying balance sheets of Creator Capital Limited (formerly Interactive Entertainment Limited) as of December 31, 2000 and 1999, and the related statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Company as of December 31, 2000 and 1999, and the results of operations and cash flows for the year ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

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

Vancouver, BC	"BUCKLEY DODDS"
March 21, 2001	Chartered Accountants










CREATOR CAPITAL LIMITED


CONSOLIDATED BALANCE SHEETS
(FORMERLY INTERACTIVE ENTERTAINMENT LIMITED)
CONSOLIDATED BALANCE SHEETS











ASSETS











 December 31,

 December 31,








2000

1999
Current Assets








Cash and cash equivalents



 $             74,314

$            56,785

Accounts and notes receivable

161,900

92,481

Prepaid expenses



              76,755

              89,106



Total current assets



              312,969

            238,372











Furniture, fixtures and equipment, at cost


451,175

             447,666

Less:  accumulated depreciation


           (293,222)

          (203,667)


Furniture fixtures and equipment, net


157,953

             243,999











Software development costs, net



140,425

            421,271











Goodwill





              17,103

        530,196



Total assets



$         628,450

 $     1,433,838











LIABILITIES AND SHAREHOLDERS' EQUITY














Current liabilities








Accounts payable and accrued expenses

 $           244,168

 $          244,910

Accrued dividends



878,454

510,263

Notes payable, current liabilities



               18,000

             18,000



Total current liabilities



1,140,622

             773,173











Notes payable, long term



67,822

             81,322








1,208,444

854,495
Shareholders' equity








Class A preferred shares, $0.01 par value, authorized - 3,000 shares, outstanding - 2,237 shares
                       22

                      22

Class B preferred shares, $0.01 par value, authorized - 5,000,000 shares, outstanding - 2,075 shares and 2,662 shares
                       21

                      21

Common shares, $0.01 par value, authorized -100,000,000





shares, outstanding - 50,000,000 and 50,000,000 shares
              500,000

             500,000

Additional paid-in-capital



        65,616,313

       65,616,313

Accumulated deficit



(66,696,350)


































































































































































































































































































































































































































































































































































































)

     (65,537,013)








(579,994)

        579,343



Total liabilities and shareholders' equity

$          628,450

 $    1,433,838












APPROVED BY THE DIRECTORS:

"Deborah Fortescue-Merrin" Director


"Stephen Rosenberg"           Director



SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS


CREATOR CAPITAL LIMITED
(FORMERLY INTERACTIVE ENTERTAINMENT LIMITED)
CONSOLIDATED STATEMENTS OF OPERATIONS
















 Twelve Months

 Twelve Months

 Twelve Months






 Ended

 Ended

 Ended






December 31,

December 31,

 December 31,






2000

1999

1998












Revenue


 $           537,365

$         506,723

$      266,259












Operating Expenses








General and administrative
219,319

         407,109

            2,639,601


Consulting and contract labor
             192,126

          30,876

         343,667


Marketing

             20,041

            9,825

              174,058


Legal


              14,381

           47,968

              295,781


Interest expense

              1,832

           1,573

               188,249


Depreciation and amortization
         883,494

         947,366

8,917,960


Interest income

               (3,681)

           (2,333)

               (34,865)


Business discontinuation expenses
             -

 16,612

287,298


Write-down/sale of assets
1,270

         70,312

       16,510,507






1,328,782

 1,529,308

29,322,256












Loss before extraordinary item
791,147

         1,022,585

          29,055,997


Early extinguishment of debt
-

       83,936

        -

Net Loss


$    791,147

 $  1,305,800

 $      29,055,997












BASIC AND DILUTED LOSS PER SHARE






Numerator for basic and diluted loss per share:







Loss before extraordinary item
 $    791,147

 $  1,022,585

 $      29,055,997


Preferred stock dividends
              368,191

          367,151

389,339


Loss to common shareholders before








extraordinary item
1,159,338

     1,389,736

          29,445,336


Extraordinary item

 -

      (83,936)

-


Loss to common shareholders
 $ 1,159,338
28,082,401

 $ 1,305,800

 $      29,445,336












Denominator for basic and diluted loss







per share -- weighted average







shares outstanding

        50,000,000

     47,785,147

          20,988,199












Loss before extraordinary item
 $                  0.02

 $              0.03

 $                  1.40

Extraordinary loss

                        -

                 -

-

Net loss per share

 $                  0.02

 $              0.03

 $                  1.40






















SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENT


CREATOR CAPITAL LIMITED
(FORMERLY INTERACTIVE ENTERTAINMENT LIMITED)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)


Class A Preferred
Stock
Class B Preferred
Stock0
Common Stock
Additional



Number


Number


Number


Paid-in
Accumulated

of
Shares
Amount

of Shares
Amount

of Shares
Amount

Capital
Deficit
Total
Balance, December 31, 1997
2,737
$         27

       1,000
$         10

22,953,334
$229,533



$60,916,669
$(34,808,937)
$26,337,300
  Net income (loss)










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

27,892,414
$279,924

$65,860,445
$(64,254,274)
$ 1,885,143
Net income (loss)










(938,649)
938,649
  Preferred stock dividends










(367,151)
(367,151)
 Conversion of Class B preferred











   Into common



(587)
(6)

22,107,586
221,076

(221,070)

-
Eliminate effect of  purchased












  Retained earnings









(23,062)
$  23,062
               -
Balance, December 31, 1999
2,237
$         22

2,075
$          21

50,000,000
$500,000

$65,616,313
$(65,537,012)
$579,343













Net Income (loss)










(791,147)
(791.147)
Preferred stock dividends










(368,191)
(368,191)












Balance, December 31, 2000
    2 ,237
          22

$    2,075
$         21

50,000,000
$500,000

$65,616,313
$(66,969,350)
 $       ( 579,994)


















SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENT


CREATOR CAPITAL LIMITED
(FORMERLY INTERACTIVE ENTERTAINMENT LIMITED)
CONSOLIDATED STATEMENTS OF CASH FLOWS




















Twelve Months

 Twelve Months

Twelve Months







Ended

 Ended

 Ended







December 31,

 December 31,

December 31,







2000

1999

1998
OPERATING ACTIVITIES







Net Loss




$(791,147)
000,000

$  (938,649)

$ (29,055,975)
Reconciliation of net loss to net cash used in operating activities





Depreciation and amortization


        883,494

            947,369

          8,917,960

Write-down/sale of assets


    1,270
15,147,573

           69,047

       16,510,507

Other



                      -

                 -

    4,394

Issuance of options for consulting

                -

                    -

50,000

Non-cash interest expense


                 -

                  -

  5,494

Changes in assets/liabilities









Accounts receivable


          (69,419)

             (10,125)

          (26,071)


Prepaid expenses


           12,351

              26,126

        (18,030)


Other assets



               -

                  -

 165,599


Accounts payable and accrued expenses
        367,449

           131,559

      (62,561)


Net cash provided by/(used in) operating activities
   403,998

          225,236

  (3,508,704)








INVESTING ACTIVITIES









Purchases of furniture and fixtures and equipment
              (8,508)

                   -

      (7,672)

Proceeds from sales of property and equipment
             3,730

               3,646

 10,388

Software development


                -

-

      (101,280)



Net cash provided by/(used in) operating investing activities

           (4,778)

              3,646

     (98,564)












FINANCING ACTIVITIES








Issuance of common stock


              -

                  -

      1,310,563

Issuance of preferred stock


               -

                  -

2,041,823

Borrowings on note payable


-

 191,919

       -

Payment on notes payable

(13,500)

(92,597)

-

Redemption of preferred stock


-

             -

(500,000)

Payment of preferred stock dividends

            (368,191)

(367,151)

        (389,340)



Net cash provided by/(used in) financing activities
       (381,691)

(267,82)

      2,563,046













Net (decrease)/increase in cash


      17,529

        (38,857)

  (1,144,222)

Cash, beginning of period


       56,785

            95,642

     1,239,864

Cash, end of period


$          74,314

 $         56,785

$        95,642













Supplemental Cash Flow Information:







Cash paid for income taxes


$              685

  $               537

$             434













Cash paid for interest


$            1,832

    $         1,573

 $                  -









SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

CREATOR CAPITAL LIMITED
(FORMERLY INTERACTIVE ENTERTAINMENT LIMITED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1		NATURE OF OPERATIONS

The Company is a Bermuda exempted company which, in June 1997, changed its name from Sky Games International Ltd. ("SGI") to Interactive Entertainment Limited. and on September 27, 2000 changed its name to Creator Capital Limited. The Company's activities have been focused on providing inflight gaming and entertainment software and services by developing, implementing and operating or licensing computerized video gaming and other entertainment software on, but not limited to the aircraft of international commercial air carriers. Gaming software was marketed using the name Sky GamesT, and the entertainment software is marketed using the name Sky Play.

On January 13, 1998, the Company completed the acquisition of all the outstanding capital stock of Inflight Interactive Limited ("IIL") in exchange for 500,000 shares of Common Stock. IIL is a United Kingdom developer and provider of amusement games to the airline industry. The games are marketed under the name Sky Play and are currently operating on a number of airlines, including Air China, American Airlines, Cathay Pacific, Continental, Egyptair, Emirates Air, Lauda Air, Malaysia Airlines and Virgin Atlantic.
The Company is currently earning positive cash flow from Sky Play. In addition Management is seeking to expand this business as well as other ventures.


NOTE 2		SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Additions and improvements that materially extend the useful lives are capitalized, while repairs and maintenance costs are expensed as incurred. Depreciation expense was approximately $89,554, $153,000 and $214,000 for the years ended December 31, 2000, 1999 and 1998, respectively.










CREATOR CAPITAL LIMITED
(FORMERLY INTERACTIVE ENTERTAINMENT LIMITED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2		SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill

The goodwill, which arose from the acquisition of IIL is being amortized on a straight-line basis over three years. Management regularly evaluates whether or not the future undiscounted cash flows are sufficient to recover the carrying amount of this asset. Additionally, management continually monitors such factors as the competitive environment and advances in the computer software and hardware industries. If the estimated future undiscounted cash flows are not sufficient to recover the carrying amount of this assets and, accordingly, an impairment has occurred, management intends to write down the carrying amount to its estimated fair value based on discounted cash flows. Amortization expense attributable to the IIL purchase was approximately $513,000 for the year ended December 31, 2000 and 1999 and approximately $496,000 the period from the date of acquisition (January 13, 1998) through December 31, 1998.


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

The goodwill, which arose from the acquisition of the minority interest of Old IEL discussed in Note 3, was being amortized on a straight-line basis over three years. During the year ended December 31, 1998, management determined that, with the cessation of gaming operations, the future undiscounted cash flows were not sufficient to recover the carrying amount of this asset. Accordingly, an impairment had occurred, and unamortized goodwill in the amount of $13.2 million was written off in 1998.

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







CREATOR CAPITAL LIMITED
(FORMERLY INTERACTIVE ENTERTAINMENT LIMITED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2		SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB No. 25) and related interpretations.

Loss Per Share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share (SFAS No. 128). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. For the periods ended December 31, 2000, December 31, 1999 and December 31, 1998, there is no difference between basic and diluted loss per share as all stock options, warrants, convertible debentures and convertible preferred stock are antidilutive for the periods presented. All loss per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Sky Games International Corp. (a Nevada corporation), Creator Island Equities Inc., (a Yukon Territory corporation), IEL (Singapore) Pte. Ltd. (a Singapore corporation), and, since January 13,
1998, Inflight Interactive Limited (an U.K. corporation).   For periods
prior to the acquisition of the minority interest in Old IEL discussed in
Note 3, the consolidated financial statements also include the accounts of SGI Holding Corporation Ltd. and the Company's 80% ownership of Old IEL.
All material intercompany transactions have been eliminated in consolidation.


Comprehensive Income

The Company adopted SFAS No. 130 Reporting Comprehensive Income effective January 1, 1998. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The requirements of SFAS No. 130 include:
(a) classifying items of other comprehensive income by their nature in a financial statement and (b) displaying the accumulated balance of other comprehensive income separately from retained earning and additional paid-in capital in the equity section of the balance sheet. The Company's comprehensive income (loss) is substantially equivalent to net income (loss) for the twelve months ended December 31, 2000, 1999 and 1998




CREATOR CAPITAL LIMITED
(FORMERLY INTERACTIVE ENTERTAINMENT LIMITED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2		SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Reporting

In 1998, the Company adopted SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information effective for fiscal years beginning after December 15, 1997. This statement requires financial statements to disclose information about products and services, geographic areas and major customers based on a management approach. The management approach requires disclosing financial and descriptive information about an enterprise's reportable operating segments based on reporting information the way that management organizes the segments for making decisions and assessing performance. It also eliminates the requirement to disclose additional information about subsidiaries that were not consolidated. For the year ending December 31, 2000, the adoption had no material impact to the Company's disclosure information and its results of operations.

		Pensions

FASB Statement Number 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits, became effective for fiscal years beginning after December 15, 1997, and revises employers' disclosures about pension and other post-retirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. Since the Company has no pension or post-retirement benefit plans, the pronouncement had no effect in the period.


		Derivative Instruments and Hedging Activities

FASB Statement Number 133, Accounting for Derivative Instrument Hedging Activities, becomes effective for fiscal years beginning after June 15, 1999, and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company does not believe this pronouncement will have a material effect on its financial statements in the near future.


	Mortgage - Backed Securities

FASB Statement Number 134, Accounting for Mortgage-Backed Securities Retained after the Securities of Mortgage Loans for Held for Sale by a Mortgage Banking Enterprise, becomes effective for fiscal years beginning after December 15, 1998. It is not expected apply to the Company.


Foreign Currency Translation

Foreign currency assets and liabilities are translated into United States dollars at the exchange rate prevailing at the balance sheet date. Revenue and expenses are translated at the average exchange rate during the year. Translation gains and losses are not material.






CREATOR CAPITAL LIMITED
(FORMERLY INTERACTIVE ENTERTAINMENT LIMITED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2		SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Website Development Costs

Emerging Issues Task Force Issue No.00-2, Accounting for Web Site Development Costs (EITF 00-2). Becomes effective for periods beginning after June 30, 2000, and establishes accounting and reporting standards for costs incurred to develop a web site based on the nature of each cost. In general, the pronouncement requires that costs incurred to develop a web site be capitalized and amortized to expense over the expected useful life of the site. The Company has not incurred web site development costs.

Revenue Recognition

Revenue for Sky Games was recognized at the end of each month upon accumulation of monthly gaming totals and calculation of the settlement with Singapore Airlines. Revenue for Sky Play is recognized each month upon the invoicing of customers.


NOTE 3		ACQUISITION OF MINORITY INTEREST

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


NOTE 4		CONVERTIBLE DEBENTURES

During the ten months ended December 31, 1997, the Company issued $2,163,250 of 8% convertible debentures due in 1999. At December 31, 1997, $1,633,250 of the debentures had been converted into 808,520 shares of Common Stock. The outstanding balance of convertible debentures as of December 31, 1997 totaled $530,000.




CREATOR CAPITAL LIMITED
(FORMERLY INTERACTIVE ENTERTAINMENT LIMITED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4		CONVERTIBLE DEBENTURES (Continued)


Subscription dates ranged from July 7 through September 29, 1997. The debentures were convertible at the lower of 85% of the average of the closing bid prices of the Common Stock for the five trading days immediately preceding the execution by the subscriber of its individual subscription for debentures, or 77.5% of the average of the closing bid prices of the Common Stock for the five trading days immediately preceding the date of conversion.

The debentures contained a feature that provided for conversion into Common Stock at a price below the current market at the time of issue. The value of this beneficial conversion feature, totaling approximately $628,000, was capitalized in other assets with a corresponding increase to additional paid-in capital. Placement fees of $149,000 incurred upon sale of the debentures were also capitalized. The value of the conversion feature and the placement fees were amortized to interest expense over the original life of the debenture. Any unamortized amount was expensed upon conversion of the debenture. At December 31, 1997, the unamortized deferred interest charge and unamortized placement fees of $148,000 were included in other assets.
The last portions of the debentures were converted into Common Stock during the first quarter of 1998.

NOTE 5		LEASES

The Company leased certain facilities under an operating lease expiring April 30, 1999. Total lease and rent payments amounted to approximately $46,000 and $105,600, for the twelve-month periods ended December 31, 1999 and 1998, respectively.


NOTE 6		EMPLOYEE BENEFITS

On July 1, 1997, the Company established an employee savings plan that qualifies under Section 401(k). All employees of the Company may participate after completion of one year of service by deferring from 1 percent to 16 percent of their eligible compensation. There is no provision for Company contributions to the Plan.

NOTE 7		SHAREHOLDERS' EQUITY

In December 1994, the Company discontinued an engineering and marketing arrangement with B/E Aerospace, Inc. ("BEA"). As part of the termination, the Company issued to BEA a promissory note in the original principal amount of $2.5 million at 12% per annum. On February 28, 1997, an agreement was reached with BEA to exchange the note in the amount of $2,737,000, including accrued and unpaid interest, for Class A Preference Shares at $1,000 per share. The exchange for 2,737 Class A Preference Shares was completed in June 1997. During 1998, the Company and BEA agreed that the Company would redeem the Class A Preference Shares in installments beginning June 30, 1998. As of August 31, 1998, the Company had redeemed 500 shares at their redemption price of $1,000 per share. The Company was unable to redeem additional shares, as there were no authorized common shares available to be issued. The Class A Preference Shares are convertible at any time into a number of shares of Common Stock, determined by dividing $1,000 per share of Class A Preference Shares, plus any accrued and unpaid dividends thereon by:
(August 31, 1999), a conversion price equal to 60% of the Market Price. Dividends on the Class A Preference Shares are cumulative and payable quarterly at an annual dividend rate of 9%. The Company, at its option, may redeem the Class A Preference Shares, in whole or in part, at any time and from time to time, at a redemption price of $1,000 per share plus any accrued and unpaid dividends thereon. The Company is not required to redeem the Class A Preference Shares.



CREATOR CAPITAL LIMITED
(FORMERLY INTERACTIVE ENTERTAINMENT LIMITED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7		SHAREHOLDERS' EQUITY (Continued)

Dividends on the Class A Preference Shares were $228,305 in 1998 and $201,370 in 1999 and $201,370 in 2000 of which $50,756 for the fourth quarter of 1998, $201,370 of 1999 and $201,370 of 2000 remained unpaid and in arrears at year-end. The Class A Preference Shares do not have any voting rights. As of December 31, 2000, 2,237 Class A Preference Shares remained outstanding.
If the Class A Preference Shares are converted into Common Stock, Harrah's has the right to receive additional shares of Common Stock at $0.01 per share.

On December 17, 1997, the Company issued 1,000 shares of Series A Convertible Preference Shares of the Company's Class B Preferred Stock for a total consideration of $1,000.000. The Class B Series A Preference Shares are convertible into a number of shares of Common Stock, determined by dividing the stated value of $1,000 per share by the lesser of: $3.2038 (the "Fixed Conversion Price") and a price (the "Floating Conversion Price") calculated as 85% of the average of the three lowest closing bid prices for the Common Stock during the thirty trading days occurring immediately prior to, but not including, the conversion date. Dividends are cumulative and may be paid, at the option of the Company and with prior notice, in additional shares of Common Stock at an annual dividend rate of 8%. Warrants for the purchase of 61,718 shares of Common Stock were issued in connection with the issuance of the Series A Class B Convertible Preference Shares. The warrants expired on December 17, 1999. The Company exercised an option of selling a second tranche with 123,432 warrants for an aggregate purchase price of $2,000,000 on July 24, 1998. As of December 31, 1999, 680 shares of the Class B Series A Preference Shares had been submitted for conversion into 25,600,012 shares of Common Stock. All Common Stock issuable upon the conversions has been issued except for 3,492,426 shares. Such issuance would cause the Company to exceed its maximum authorized capital. In January 1999, two holders of the Class B Series A Preference Shares agreed to amend the conversion terms so that the Floating Conversion Price will not be less than $0.25 per share. As of December 31, 1999, a total of 1,720 shares of the Class B Series A Preference Shares were outstanding. As of March 31, 2000, 1,000 Class B Series A Preference Shares, convertible at $0.25 per share, had been submitted for conversion into 4,480,000 shares of Common Stock. As of March 31, 2000, 600 of the Class B Series A Preference Shares were submitted for conversion into 22,588,233 shares of Common Stock. The remaining 120 Class
B Series A Preference Shares are convertible into 480,000 shares of Common Stock at $0.25 per share. Subsequent to the year-end, these shares were submitted for conversion, and 480,000 common shares were issued on January 8, 2001.

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










CREATOR CAPITAL LIMITED
(FORMERLY INTERACTIVE ENTERTAINMENT LIMITED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7		SHAREHOLDERS' EQUITY (Continued)

During the ten months ended December 31, 1997, the Company changed the par value of the Common Stock from C$.01 (Canadian dollars) to $.01 (United States dollars). The change in par value did not affect any of the existing rights of shareholders and has been recorded as an adjustment to additional paid-in capital and Common Stock.


NOTE 8		STOCK OPTIONS

The Company follows APB No. 25 in accounting for its employee stock options. Under APB No. 25, no compensation expense is recognized because the exercise price of the Company's incentive employee stock options is equal to or greater than the market price of the underlying stock on the date of grant.

Prior to February 28, 1995, the Directors of the Company issued stock options to employees and directors under individual agreements between the Company and the individuals. Exercise prices and terms were determined by the Board of Directors. At December 31, 2000, no stock options issued prior to February 28, 1995 are outstanding.

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

The Company adopted on December 6, 1996, a Directors Stock Ownership Plan covering 500,000 shares of Common Stock pursuant to which all directors holding office at December 10th of each year will be granted options for 10,000 shares of Common Stock at the trading price on such day. On October 17, 1997, the Board of Directors of the Company approved an amendment changing the grant date from December 10 to the date of the first meeting of the Board of Directors following the Company's Annual General Meeting of shareholders. The 300,000 options granted under this plan are exercisable upon the grant date and expire ten years after the grant date. No further grants have been made by the Company.

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









CREATOR CAPITAL LIMITED
(FORMERLY INTERACTIVE ENTERTAINMENT LIMITED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8		STOCK OPTIONS (Continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

A summary of the Company's stock option activity and related information follows:




Twelve Months Ended

Twelve Months Ended

Twelve Months Ended



December 31, 2000

December 31, 1999

December 31, 1998





Weighted



Weighted



Weighted





Average



Average



Average





Exercise



Exercise



Exercise



# Options

Price

# Options

Price

# Options

Price
Outstanding at












beginning of period
   3,625,340

$        2.38

2,960,341

$        2.81

   3,817,950

$        3.11


Granted
-

-

664,999

0.47

   2,434,150

 1.52


Exercised
-

-

-

-

 -

-


Expired
(180,000)

3.20

-

-


(3,291,759)


221
Outstanding at












end of period
3,445,340

$       3.20

3,625,340

$        2.38

2,960,341

$        2.81














Options exercisable












at end of period
2,225,340

$        1.98

2,425,340

$        2.07

1,760,341

$        2.68
Weighted average fair












value of options












granted during the












Period


$             -



$      (1.52)



$        1.52

Exercise prices for stock options outstanding at December 31, 2000, ranged from $0.14 to $4.13. The weighted average remaining life of the outstanding stock options is approximately 5 years.

Pro forma information regarding net loss and loss per share is required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 1999 and 1998, respectively: volatility factor of the expected market value of the Company's Common Stock of 2.808, and 0.715; weighted average expected life of the options of 5 years for each period; risk-free interest rate of 5.75% for each period;
and no dividend payments.









CREATOR CAPITAL LIMITED
(FORMERLY INTERACTIVE ENTERTAINMENT LIMITED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8		STOCK OPTIONS (Continued)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

	Twelve Months Ended   Twelve Months Ended   Twelve Months Ended
	December 31, 2000        December 31, 1999       December 31, 1998
Net loss	$      791,147	$   1,305,800	$   29,055,997
SFAS No. 123 compensation
  expense	                  -   	                   -	 3,332,306
SFAS No. 123 pro forma net
  loss	$      791,147	$   1,305,800	$   32,388,303
	 ===========	 ===========	 ===========
Basic and diluted pro
 forma loss per share	$            0.02	$            0.03	$              1.54
		===========	===========	===========

Because SFAS No. 123 applies only to stock-based compensation awards for the fiscal year ended February 29, 1996 and future years, the pro forma disclosures under SFAS No. 123 are not likely to be indicative of future disclosures until the disclosures reflect all outstanding, nonvested awards.

NOTE 9		STOCK WARRANTS

As of December 31, 2000, the Company had outstanding stock warrants for 80,000 shares of its Common Stock as follows:




Exercise




Number of Warrants

Price

Expiration Date


4,900

$4.00

June 30, 2002


17,500

$4.80

June 30, 2002


57,600

$4.80

August 31, 2002


NOTE 10	INCOME TAXES

As a Bermuda exempted company, the Company is not currently subject to income tax filing requirements in Bermuda. Prior to 1999, the Company operated in the U.S. as a branch of a foreign corporation. Tax carry-forward in taxable jurisdictions has not been determined. Deferred tax assets, if any, would be fully reserved. There are no income tax provisions, benefits, liabilities or assets reflected in the accompanying financial statements.









CREATOR CAPITAL LIMITED
(FORMERLY INTERACTIVE ENTERTAINMENT LIMITED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11	WRITE-DOWN OF ASSETS

The following assets were written down to a nominal or current value in the period due to impairment in the assets value: (See Note 2, Impairment of Long-Lived Assets).


             	Twelve Months Ended   Twelve Months Ended   Twelve Months Ended
	              December 31, 2000     December 31, 1999      December 31, 1998
Land	            $        -		            $     -          		$       -
Furniture, fixtures and
  equipment	              -		                  70,312		          134,189
Other assets			           -        		            -                   -
Software under
 development		            -       		             -			          1,362,934
Singapore Airlines
   Agreement	             -       		           		-             1,856,000
Goodwill				              -           		         -       		    13,157,84

       				          $    -  		            $   70,312		      $16,510,899
				                   ===========       	 =========== 	    	 ==========


NOTE 12	RELATED PARTY TRANSACTIONS

On June 17, 1997, the Company entered into a Continuing Services Agreement with Harrah's under which Harrah's provided certain telecommunications, computer systems support and consulting services to the Company. The Company incurred a cost of approximately $124,000 during the twelve month period ended December 31, 1998.

Effective June 5, 1997, the Company entered into a lease (the "Sublease Agreement") with Harrah's for the office space occupied by the Company.
The Sublease Agreements was for a period of 23 months at a monthly cost of approximately $11,000. Payments under this Sublease Agreement aggregate to approximately $132,000 in 1998 and $44,000 in 1999.

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















CREATOR CAPITAL LIMITED
(FORMERLY INTERACTIVE ENTERTAINMENT LIMITED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12	RELATED PARTY TRANSACTIONS (Continued)

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


NOTE 13	AGREEMENT REGARDING REDEMPTION OF PERFORMANCE SHARES

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





CREATOR CAPITAL LIMITED
(FORMERLY INTERACTIVE ENTERTAINMENT LIMITED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13	AGREEMENT REGARDING REDEMPTION OF PERFORMANCE SHARES (Continued)

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

The Performance Shares have no rights and, therefore, are excluded from per share calculations for all periods presented. Effective April 30, 1997, the Performance Shares were no longer considered outstanding for financial statement purpose.


NOTE 14	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Financial results by quarter are as follows:




First

Second

Third

Fourth




Quarter

Quarter

Quarter

Quarter
Twelve months ended December 31, 2000







Loss before extraordinary item
 $      145,902

 $      194,776

 $       184,347

 $         266,122
Basic and diluted loss per share

 $          0.004

 $          0.006

 $         0.0055

 $               .008
















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

Extraordinary gain per share
0.000

0.000

0.000

0.002

Loss per share

$         0.007

$          0.008

$0.007


$             0.067







	- 1 -
	- 3 -

	- F-18 -