Form 10-Q
period 2001-03-31
CREATOR CAPITAL LTD
filed 2001-05-16
CIK 882537

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________

Commission File Number:  0-22622


CREATOR CAPITAL LIMITED
(Exact name of registrant as specified in its charter)

              BERMUDA
(State or other Jurisdiction of
Incorporation or Organization)
         98-0170199
    (I.R.S. Employer
Identification Number)


CEDAR HOUSE
41 CEDAR STREET
HAMILTON  HM12   BERMUDA
(Address of principal executive offices)

(604) 947-2555
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

The registrant had 50,103,529 shares of common stock outstanding as of May 15, 2001.

Exhibit index is located on page 12.




CREATOR CAPITAL LIMITED

INDEX



PART I. FINANCIAL INFORMATION	PAGE

Item 1. Consolidated Financial Statements

	Consolidated Balance Sheets - March 31, 2001, March 31, 2000
and December 31, 2000	3

	Consolidated Statements of Operations - Three Months ended
March 31, 2001 and March 31, 2000	4

	Consolidated Statements of Cash Flows - Three Months ended
March 31, 2001 and March 31, 2000	5

	Notes to Consolidated Financial Statements	6


Item 2. Management's Discussion and Analysis of Financial Condition and	10
	Results of Operations


PART II. OTHER INFORMATION

Item 6.(a) Exhibits	11




PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CREATOR CAPITAL LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


ASSETS


March 31,

March 31,

December 31,

2001

2000

2000
Current Assets






Cash and cash equivalents
$       107,109

$         70,140

$        74,314

Accounts and notes receivable,
183,915

125,080

161,900

Prepaid expenses
59,255

58,783

76,755

Total current assets
350,279

254,003

312,969






Furniture, fixtures and equipment, at cost
445,916

443,936

451,175

Less:  accumulated depreciation
(313,126)

226,381

 (293,222)

Furniture, fixtures and equipment, net
132,790

217,555

157,953






Website
3,266

--

--
Game software (net of amortization)
70,213

351,060

140,425






Goodwill (net of amortization)
--

444,680

17,103

Total assets
556,548

$     1,267,298

$     628,450






LIABILITIES AND SHAREHOLDERS' EQUITY











Current liabilities






Accounts payable and accrued expenses
236,627

894138

$     244,168

Accrued Dividends
965,194



878,454

Notes Payable
18,000



18,000

Total current liabilities
1,219,821

894,138

1,140,622







Notes payable, long term
66,322



67,822

1,286,143

894,138

1,208,444
Shareholders' equity






Class A preferred shares, $0.01 par value,






authorized - 3,000 shares, outstanding - 2,237 shares
22

22

22

Class B preferred shares, $0.01 par value, authorized -






5,000,000 shares, outstanding - 1,955 and 2,075 shares
20

21

21

Common shares, $0.01 par value authorized - 50,000,000







shares; outstanding 50,583,529 and 50,000,000 shares
504,800

500,000

500,000

Additional paid-in-capital
65,611,514

65,616,313

65,616,313

Accumulated deficit
(66,845,951)

(65,743,195)

(66,696,350)

(729,595)

373,161

(579,994)

Total liabilities and shareholders' equity
556,548

$   1,267,299

$     628,450



CREATOR CAPITAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


Three Months Ended March 31,

2001

2000

Revenue
$    151,210

$    127,880

Operating Expenses




General and administrative
58,683

66,530

Consulting and contract labor
51,990

21,797

Marketing
-

400

Legal
2,119

7,018

Depreciation and amortization
109,743

178,441


222,535

274,186


(71,325)

(146,306)
Other (Income) and Expense




Interest expense
-

-

Interest income
465

404










Net loss
$     70,860

$     145,902





BASIC AND DILUTED LOSS PER SHARE



Numerator for basic and diluted loss per share:




Net loss
70,860

145,902

Preferred stock dividends
86,740

60,280

Loss to common shareholders
$   157,600

$   206,182





Denominator for basic and diluted loss per share:




Weighted average shares outstanding
50,000,000

50,000,000





Net loss per share
$      0.003

$      0.004





CREATOR CAPITAL LIMITED AND SUBSIDIARIES
STATEMENTS OF CASH FLOW
(UNAUDITED)


Three Months

Three Months

Ended

Ended

March 31,

March 31,

2001

2000




OPERATING ACTIVITIES



Net Loss
$     (70,860)

$      (145,902)
Reconciliation of net loss to net cash used in operating activities:




Depreciation and amortization
109,743

182,171

Non-cash interest expense
 -

-

Other

 -

-

Changes in assets/liabilities: (excluding effect of acquisition)




Accounts receivable
(22,015)

(32,599)

Prepaid expenses
17,500

30,323

Other assets
 -

-

Accounts payable and accrued expenses
79,198

39,642

Net cash provided by (used in) operating activities
113,567

73,635




INVESTING ACTIVITIES




Website development
(3,266)

-

Net cash provided by (used in) investing activities
(3,266)

-




FINANCING ACTIVITIES




Sale of Equipment
2,734

-

Notes payable
(1,500)

-

Preferred stock dividends
(78,740)

(60,280)

Net cash provided by (used in) financing activities
(77,506)

(60,280)





Net increase in cash
32,795

13,355

Cash, beginning of period
74,314

56,785

Cash, end of period
$      107,109

$       70,140





CREATOR CAPITAL LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF OPERATIONS

The consolidated financial statements of Creator Capital Limited and Subsidiaries ("CCL" or the
"Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. For this reason, the consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended
December 31, 2000.

The Company is a Bermuda exempted company, which, on September 27, 2000 changed its name to
Creator Capital Limited, and in June 1997, changed its name to Interactive Entertainment Limited ("IEL") from Sky Games International, Ltd. ("SGI"). The Company's activities had been focused on providing inflight gaming software and services by developing, implementing and operating a computer-based interactive video entertainment system of gaming and other entertainment activities on, but not limited to, the aircraft of international commercial air carriers. In November 1998, the Company ceased operations of its inflight gaming business and currently, the Company is concentrating on its Sky Play entertainment games business.

On January 13, 1998, the Company completed the acquisition of all the outstanding capital stock of Inflight
Interactive Limited ("IIL") in exchange for 500,000 shares of the Company's $.01 par value common stock
(the "Common Stock"). IIL is a United Kingdom developer and provider of amusement games to the airline industry. The games are marketed under the name Sky Play and, as of March 31, 2001, currently are operating on a number of airlines: Air China, American Airlines, Cathay Pacific, Continental, Egyptair,
Emirates, Lauda Air and Malaysia Airlines. The purchase agreement provides for the Company to issue up to 250,000 additional shares of Common Stock to the previous owners of IIL upon achievement of certain milestones regarding implementation of the Company's Sky Games gaming software with an international airline to be designated by the parties. The acquisition was accounted for using the purchase method.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Sky Games International Corp. (a Nevada corporation), Creator Island Equities Inc. (a
Yukon Territory corporation), and Inflight Interactive Limited (a U.K. corporation). All material intercompany transactions have been eliminated in consolidation.

Goodwill

The goodwill, which arose from the acquisition of IIL, is being amortized on a straight-line basis over three years. It is now amortized out.

Software Development

All software production costs have been capitalized until the software was available for general release to customers in accordance with the provisions of Statement of Financial Accounting Standards No. 86,
"Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed."
Amortization of the software costs over a three-year period started in June
1998.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive
Income," ("SFAS No. 130") effective January 1, 1998. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company's comprehensive income (loss) is substantially equivalent to net income (loss) for the three months ended March 31, 2000 and 1999, respectively.

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

Effective June 17, 1997, pursuant to a Plan and Agreement of Merger and Amalgamation dated May 13,
1997; Old IEL was merged into the Company (the "Amalgamations"). As part of the Amalgamations, the
Management Agreement with Harrah's was terminated. Harrah's received a total of 5,879,040 shares of
Common Stock in exchange for its 20% ownership interest in Old IEL and as consideration for the termination of the Management Agreement. The Amalgamation has been accounted for under the purchase method. The shares issued to Harrah's were valued at $26,255,793 based on the average quoted market price of the Company's Common Stock when the Amalgamations were announced, or
$4.466 per share.


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

The Class A Preference Shares are convertible at any time into a number of shares of Common Stock determined by dividing $1,000 per share of Class A Preference Shares, plus any accrued and unpaid dividends thereon by: (i) prior to August 31, 1999, a conversion price equal to 65% of the average mean of the closing bid and ask prices of the Common Stock for the 20 trading days prior to the conversion (the
"Market Price") and (ii) after August 31, 1999, a conversion price equal to 60% of the Market Price.
Dividends on the Class A Preference Shares are cumulative and payable quarterly at an annual dividend rate of 9%. The Company, at its option, may redeem the Class A Preference Shares, in whole or in part, at any time and from time to time, at a redemption price of $1,000 per share plus any accrued and unpaid dividends thereon. The Company is not required to redeem the Class A Preference Shares. Upon liquidation, holders of the Class A Preference Shares will be entitled to repayment of an amount equal to
$1,000 per share plus accrued and unpaid dividends, prior to any distributions to holders of common
Stock. Unpaid dividends of $301,779 were in arrears as of March 31, 1999 and are included on the
Consolidated Balance Sheets in Accounts Payable and Accrued Expenses. The Class A Preference
Shares does not have any voting rights.

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

On December 17, 1997, the Company issued 1,000 shares of Series A Convertible Preference Shares of the Company's Class B Preferred Stock to two investors for a total consideration of $1,000,000. The
Class B Series A Preferred Shares are convertible into a number of shares of Common Stock, determined by dividing the stated value of $1,000 per share by the lesser of: $3.2038 (the "Fixed Conversion Price") and a price (the "Floating Conversion Price") calculated by (i) determining the average of the three lowest closing bid prices for the Common Stock during the thirty trading days occurring immediately prior to, but not including, the conversion date, and (ii) multiplying such average by 85%. On July 24, 1998, the
Company issued 2,000 shares of the Class B Series A Preferred shares to the same investors for an aggregate purchase price of $2,000,000. Dividends are cumulative and may be paid, at the option of the Company and with prior notice, in additional shares of Common Stock at an annual dividend rate of 8%.
Warrants for the purchase 185,152 shares of Common Stock were issued in connection with the issuance of the Class B Series A Preferred Shares. The warrants, which have an exercise price of $3.2038, are exercisable beginning June 17, 1998 and expire on December 17, 1999. The original purchasers of the Company's Class B Series A Preferred Shares converted 600 of the shares into Common Stock, retained 120 shares, and sold the remaining 2,280 shares in private sales.
As of September 30, 1999, 1,280 shares of the Class B Series A Preferred Shares had been submitted for conversion into 28,550,710 shares of Common Stock. All Common Stock issuable upon the conversions has been issued except for 3,492,426 shares which the Company lacks the authority to issue since issuance would cause the Company to exceed its maximum authorized capital. Subsequent to the conversions, the holders of the Class B Series A Preferred Shares agree to amend the conversion terms so that the Floating Conversion Price will not be less than $0.25 per share.

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


NOTE 6 - AGREEMENT REGARDING REDEMPTION OF PERFORMANCE SHARES

When the Company acquired the rights to the inflight gaming software from Sky Games International, Inc.
("SGII") on November 7, 1991, a portion of the consideration was 3,000,000 shares of Common Stock which, according to then applicable requirements, were placed in escrow, to be released on the basis of one share for each U.S. $1.78 of net cash flow generated from the assets over a ten-year period (the
"Performance Shares"). 2,000,000 of the Performance Shares were issued to SGII (87% of the outstanding stock of which was owned by James P. Grymyr, formerly a director of the Company, and his wife) and 1,000,000 shares were issued to Anthony Clements, a director of the Company. An additional
525,000 shares, which were issued to Dr. Rex E. Fortescue, formerly a director of the Company, are held in the escrow on the same terms and are also included as Performance Shares. Each of Messrs.
Clements and Fortescue, as of April 30, 1997, agreed to allow the Company to redeem and cancel the
Performance Shares when and if they are released from escrow for any reason whatsoever (the
"Redemption Agreement"). As consideration for such agreement to tender the Performance Shares for cancellation by the Company in the event they are ever released from the escrow, the Company has issued 508,333 shares of Common Stock, respectively. SGII, as of April 30, 1997, also agreed that it would tender the 2,000,000 Performance Shares, which it holds for cancellation by the Company when and if such Performance Shares are released from escrow for any reason whatsoever (the "Redemption and Cancellation Agreement"). As consideration of such agreement, in February 1997, the Company expensed the outstanding balance of a note made by SGII to the Company in the approximate amount of
$550,000 and issued to SGII 80,590 shares of Common Stock. In the event the Performance Shares are not released prior to six months after the end of the Company's financial year ending in the year 2002, the Performance Shares will automatically be canceled in accordance with the terms of the escrow agreement.

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

Although the Performance Shares have no rights they are still issued and outstanding, therefore they are included in the per share calculations for all periods presented. Effective December 31, 2000 they are considered outstanding for financial statement purposes



Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

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

Overview

Creator Capital Limited ("CCL" or the "Company"), formerly known as Interactive Entertainment Limited
("IEL"), is a Bermuda exempted company, which was incorporated on January 28, 1981. The Company's activities had been focused on providing inflight gaming software and services by developing, implementing and operating a computer-based interactive video entertainment system of gaming and other entertainment activities on, but not limited to, the aircraft of international commercial air carriers.

On November 12, 1998, the Company announced that it had been unable to attract the additional capital necessary for continued development of its Sky Games inflight gaming business and that it had discontinued all operations associated with the Sky Games product line. The Company stated that it would refocus its business efforts to concentrate exclusively on its non-gaming inflight Sky Play PC games, customers and business. All employees were terminated as of November 13, 1998. Those former employees retained on a part-time contract basis to assist with the management of Sky Play are no longer so retained. Two former employees, through their corporate entity, have been formally contracted to attend to the Sky Play business. The discontinuation of the Sky Games business has not had an adverse impact on the Sky Play business.

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


Results of Operations


Three Months Ended March 31, 2001 and 2000

Revenue from operations for the three months ended March 31, 2001 was $151,210 compared to
$127,880 during the three months ended March 31, 2000. Revenue consisted of fees generated from the
Sky Play amusement games acquired with the purchase of IIL. The increase in revenue reflects the number of aircraft licensed to use the Company's software has increased.

General and administrative expense increased from $66,530 in the 2000 period to $134,894 in the 2001 period.

Consulting and contract labor expenses have increased from $21,797 to $51,990. Product marketing decreased from $400.00 to $0 and legal expense dropped from $7,018 to $2,119, reflecting the closing down of IEL (Singapore) PTE Corporation.

Depreciation and amortization expenses decreased by $144,909. The amortization out of the goodwill contributed to this drop.


Liquidity and Capital Resources

At March 31, 2001, the Company had a working capital deficit of $869,542.
The accruing preferred share
dividends payable substantially contributed to this deficit. The Company had positive cash flow from operations during the three months ended March 31, 2001. It has been sufficient to provide the necessary funds for marketing, for continued development of the Company's products but not adequate to fund payment of the Company's dividend obligations on outstanding preference shares. The Company has negotiated a restructuring and reduction of certain amounts owed to two of its largest creditors and to a deferred payment plan on these obligations. It is current with these agreements.


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



PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
EXHIBIT
DESCRIPTION
  2.
Plan and Agreement of Merger and Amalgamation, dated as of May 13, 1997, among
the Company, SGI Holding Corporation Limited, IEL and Harrah's Interactive Investment Company. (Incorporated by reference to the same numbered exhibit to the
Registrant's Form 8-K as filed with the SEC on June 27, 1997.)
  3.i(a)
Articles of Incorporation (Yukon Territory). (Incorporated by reference to
Exhibit 1.1 to
the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on October 12, 1993.)
  3.i(b)
Certificate of Continuance (Bermuda). (Incorporated by reference to Exhibit
1.2 to the
Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on
September 16, 1996.)
  3.ii
Byelaws as amended. (Incorporated by reference to the same numbered exhibit to the
Registrant's Annual Report on Form 10-K/A No. 2 as filed with the SEC on July
8,
1998.)
  4.1
Escrow Agreement dated May 27, 1992, as amended, among Montreal Trust Company of Canada, the Company and certain shareholders. (Incorporated by reference to
Exhibit 3.2 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on October 12, 1993.)
  4.2
Redemption Agreement, dated as of February 25, 1997, between the Company and Anthony Clements and Rex Fortescue. (Incorporated by reference to Exhibit
3.12 to the
Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on
September 12, 1997.)
  4.3
Redemption and Cancellation Agreement, dated as of April 30, 1997, between the
Company and Sky Games International, Inc. (Incorporated by reference to
Exhibit 3.13
to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the
SEC on September 12, 1997.)
  4.4
Shareholder Rights Agreement dated June 17, 1997, between the Company and Harrah's Interactive Investment Company. (Incorporated by reference to
Exhibit 3.15 to
the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 12, 1997.)
  4.5
Registration and Preemptive Rights Agreement dated June 17, 1997, between the Company and Harrah's Interactive Investment Company. (Incorporated by reference to
Exhibit 4(a) to the Registrant's Form 8-K as filed with the SEC on June 27,
1997.)
  4.6
Registration Rights Agreement, dated June 17, 1997, between the Company and
B/E
Aerospace, Inc. (Incorporated by reference to Exhibit 4(b) to the Registrant's Form 8-K as filed with the SEC on June 27, 1997.)
  4.7
Subscription Agreement, dated as of October 22, 1997, between the Company and Henderson International Investments Limited. (Incorporated by reference to Exhibit
3.22 to the Registrant's Quarterly Report on Form 10-Q/A No. 1 as filed with the SEC on July 8, 1998.)
  4.8
Subscription Agreement, dated as of October 22, 1997, between the Company and Michael A. Irwin. (Incorporated by reference to Exhibit 3.23 to the Registrant's Quarterly
Report on Form 10-Q/A as filed with the SEC on July 8, 1998.)
  4.9
First Amendment to Registration and Preemptive Rights Agreement dated March
18,
1998 between the Company and Harrah's Interactive Investment Company. (Incorporated by reference to Exhibit 99.22 to the Registrant's Amended Registration
Statement on Form S-3 as filed with the SEC on July 15, 1998.)
  4.10
First Amendment to Subscription Agreement between the Company and Henderson International Investments Limited dated as of April 2, 1998. (Incorporated by reference to Exhibit 99.23 to the Registrant's Amended Registration Statement on Form
S-3 as
filed with the SEC on July 15, 1998.)
  4.11
Securities Purchase Agreement between the Company and each of Marshall
Capital
Management, Inc. (formerly Proprietary Convertible Investment Group, Inc.)
and CC
Investments, LDC dated as of December 17, 1997. (Incorporated by reference to
Exhibit 99 to the Registrant's Form 8-K as filed with the SEC on December 24, 1997.)
  4.12
Registration Rights Agreement between the Company and each of Marshall
Capital
Management, Inc. (formerly Proprietary Convertible Investment Group, Inc.)
and CC
Investments, LDC dated as of December 17, 1997 (Incorporated by reference to
Exhibit 4(c) to the Registrant's Form 8-K as filed with the SEC on December 24, 1997.)
  4.13
Securities Purchase Agreement between the Company and Palisades Holding, Inc. dated February 20, 1998. (Incorporated by reference to Exhibit 99.6 to the Registrant's
Amended Registration Statement on Form S-3 as filed with the SEC on July 15, 1998.)
  4.14
Registration Rights Agreement between the Company and Palisades Holding, Inc. dated February 20, 1998. (Incorporated by reference to Exhibit 99.5 to the Registrant's
Amended Registration Statement on Form S-3 as filed with the SEC on July 15, 1998.)
  4.15
Securities Agreement between the Company and B/E Aerospace, Inc. dated June
25,
1998. (Incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K filed with the SEC on July 2, 1998.)
 10.5*
Services Agreement, dated as of November 7, 1995, between IEL and Singapore Airlines Limited. (Incorporated by reference to Exhibit 3.9 to the Registrant's Annual
Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 16, 1996.)
 10.6*
Software License and Software Services Agreement, dated as of November 7,
1995,
between IEL and Singapore Airlines Limited. (Incorporated by reference to
Exhibit 3.10
to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the
SEC on September 16, 1996.)
 10.7
Sublease Agreement dated as of June 5, 1997, between IEL and Harrah's
Operating
Company, Inc. (Incorporated by reference to Exhibit 3.11 to the Registrant's Annual
Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 12, 1997.)
 10.8
Consulting Agreement, dated as of April 30, 1997, between the Company and
James
P. Grymyr. (Incorporated by reference to Exhibit 3.14 to the Registrant's Annual Report on Form 20-F (file No. 0-22622) as filed with the SEC on September 12, 1997.)
 10.9*
Software License Agreement dated June 17, 1997, between the Company and Harrah's Interactive Investment Company. (Incorporated by reference to
Exhibit 3.16 to
the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 12, 1997.)
 10.10
Continuing Services Agreement dated June 17, 1997, between the Company and Harrah's Interactive Entertainment Company. (Incorporated by reference to
Exhibit 3.17
to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the
SEC on September 12, 1997.)
 10.11
Termination Agreement and Release, dated as of June 17, 1997, among the Company,
SGI Holding Corporation Limited, IEL, Harrah's Interactive Investment
Company, and
Harrah's Interactive Entertainment Company. (Incorporated by reference to
Exhibit 3.21
to the Registrant's Annual Report on Form 20-F (File No. 0-22622 as filed with the SEC on September 12, 1997.)
 27**
Financial Data Schedule.
*   Confidential treatment has been granted.
** Submitted herewith.






Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CREATOR CAPITAL LIMITED


May 15, 2001	BY:   "Deborah Fortescue-Merrin"
	President
12