Form 10-Q
period 2001-06-30
CREATOR CAPITAL LTD
filed 2001-08-20
CIK 882537

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2001

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

The registrant had 87,782,611 shares of common stock outstanding as of June 30, 2001.

Exhibit index is located on page 13.




CREATOR CAPITAL LIMITED

INDEX



PART I. FINANCIAL INFORMATION	PAGE

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets
- June 30, 2001 and December 31, 2000 	3

Consolidated Statements of Operations - Three Months
ended June 30, 2001and June 30, 2000	4

Consolidated Statements of Operations -
Six Months ended June 30, 2001 and June 30, 2000	4

Consolidated Statements of Cash Flows -
Six Months ended June 30, 2001 and June 30, 2000	5

Consolidated Statement of Shareholders' Equity (Deficit) 	6

Notes to Consolidated Financial Statements 	7


Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	10


PART II. OTHER INFORMATION

Item 6.(a) Exhibits	13





PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CREATOR CAPITAL LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

June 30

 June 30,

 December
31,

2001

2000

2000
Current Assets
     Cash and cash equivalents
$     111,887


$       85,526

$       74,314
Accounts and notes receivable
177,450

128,765

161,900
     Prepaid expenses
           Total current assets
106,337

109,655

76,755

395,674

323,946

312,969

Furniture, fixtures and equipment, at cost
448,984

443,936

451,175
     Less:  accumulated depreciation
(331,865)

(249,094)

(293,222)
          Furniture, fixtures and equipment, net
117,119

194,842

157,953

      Website
11,825

-

-
     Game software (net of amortization)
-

280,848

140,425

Goodwill (net of amortization)
-

273,649

17,103
          Total assets
$    524,618

$  1,073,285

$    628,450

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accrued Dividends
795,448

732,962

878,454
Accounts payable and accrued expenses
     Notes Payable, Current Liabilities
273,893
18,000

196,864
18,000

244,168
18,000
          Total current liabilities

1,087,341

947,826

1,140,622
     Notes Payable, Long Term
66,322

59,452

67,822

1,153,663

1,007,278

1,208,444

Shareholders' equity
     Class A preferred shares, $0.01 par value, authorized
        - 3,000 shares, outstanding - 2,237 shares
22

22

22
     Class B preferred shares, $0.01 par value, authorized
     - 5,000,000shares, outstanding - 2,075 and 2,662 shares
21

21

21
     Common shares, $0.01 par value authorized - 100,000,000
      shares; outstanding 87,782,611 and 24,367,414 shares
990,252

500,000

500,000
     Additional paid-in-capital
65,296,772

65,616,313

65,616,313
     Accumulated deficit
(66,916,091)

(66,050,349)

(66,696,350)

(629,045)

66,007

(579,994)
           Total liabilities and shareholders' equity
$     524,618

$    1,073,285

$    628,450


CREATOR CAPITAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


Three Months Ended June 30,

Six Months Ended June 30,

2001

2000

2001

2000

Revenue
$    144,385

$    139,595

$    295,595

$    267,475

Operating Expenses
     Depreciation and amortization
70,212

221,198

201,222

442,397
     Consulting and contract labor
24,500

17,396

57,012

36,793
     General and administrative
40,778

46,561

84,756

77,426
     Legal
--

2,539

2,119

9,557
     Marketing
5,068

--

5,068

400
     Sky Play Management
44,000

36,000

80,000

48,000

184,558

323,694

430,177

614,573

Other (Income) and Expense







     Interest income
 (1,116)

 (1,103)

(1,581)

 (1,504)

Net Income (loss)
($    39,057)

($    182,996)

($    133,001)

($    345,594)

BASIC AND DILUTED LOSS PER SHARE
Numerator for basic and diluted loss per share:
     Net Income (loss)
(39,057)

(182,996)

(133,001)

(345,594)
     Preferred stock dividends
(86,740)

(81,399)

(86,740)

(167,742)
     Gain (loss) to common shareholders
($    125,797)

($    264,395)

(219,741)

($    513,336)

Denominator for basic and diluted loss per share:







     Weighted average shares outstanding
50,583,529

50,000,000

50,583,529

50,000,000

Net loss per share
$         0.002

$         0.005

$         0.004

$         0.010




CREATOR CAPITAL LIMITED AND SUBSIDIARIES
STATEMENTS OF CASH FLOW
(UNAUDITED)


 Six Months

 Six Months

 Ended

 Ended

 June 30,

 June 30,

2001

2000

OPERATING ACTIVITIES
 Net Loss
$  (133,001)

$  (345,594)
Reconciliation of net loss to net cash used in operating activities:



     Depreciation and amortization
201,222

442,397
     Other


--
     Changes in assets/liabilities: (excluding effect of acquisition)



          Accounts receivable
(15,550)

(36,284)
          Prepaid expenses
(29,582)

(20,549)
          Accounts payable and accrued expenses
(53,281)

174,653
               Net cash provided by (used in) operating activities
(30,192)

214,623

INVESTING ACTIVITIES
       Website
(11,825)

--
     (Purchases) sales of property and equipment
(2,860)

3,730
               Net cash provided by (used in) investing activities
(14,685)

3,730

FINANCING ACTIVITIES



      Conversion of preferred shares to common shares
170,690

--
     Payment of preferred stock dividends
(86,740)

(167,742)
     Notes payable
(1,500)

( 21,870)
               Net cash provided by (used in) financing activities
82,450

(189,612)



Net increase (decrease) in cash
37,573

28,741

Cash, beginning of period
74,314

56,785

Cash, end of period
111,887

$        85,526




CREATOR CAPITAL LIMITED AND SUBSIDIARIES
Consolidated Statement of Shareholders' Equity (Deficit)
For the Six Months Ended June 30, 2001


	June 30	June 30
	2001	2000

Balance, December 31, 2000 (1999) 	66,696,350	$65,537,013

Current Period's Accruing 	133,001	345,594

Preferred Stock Dividends  	         86,740	       167,742

Balance, end of Period	$66,916,091	$66,050,349



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

On January 13, 1998, the Company completed the acquisition of all the outstanding capital stock of Inflight Interactive Limited ("IIL") in exchange for 500,000 shares of the Company's $.01 par value common stock (the "Common Stock"). IIL is a United Kingdom developer and provider of amusement games to the airline industry. The games are marketed under the name Sky Play and, as of June 30, 2001, currently are operating on a number of airlines: Air China, American Airlines, Cathay Pacific, Continental, Egyptair, Emirates, Japan Airlines, Lauda Air, and Malaysia Airlines. The purchase agreement provides for the Company to issue up to 250,000 additional shares of Common Stock to the previous owners of IIL upon achievement of certain milestones regarding implementation of the Company's Sky Games gaming software with an international airline to be designated by the parties. The acquisition was accounted for using the purchase method.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Sky Games International Corp. (a Nevada corporation), Creator Island Equities Inc. (a Yukon Territory corporation), and Inflight Interactive Limited (a U.K. corporation). All material inter-company transactions have been eliminated in consolidation.

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

NOTE 4 - SHAREHOLDERS' EQUITY

In December 1994, the Company discontinued an engineering and marketing arrangement with B/E Aerospace, Inc. ("BEA"). As part of the termination, the Company issued to BEA a promissory note in the original principal amount of $2.5 million at 12% per annum. On February 28, 1997, an agreement was reached with BEA to exchange the note, in the amount of $2,737,000, including accrued and unpaid interest, for Class A Preference Shares at $1,000 per share. The exchange for 2,737 Class A Preference Shares was completed in June 1997. During 1998, the Company and BEA agreed that the Company would redeem the Class A Preference Shares in installments beginning June 30, 1998. The Company redeemed 500 shares at their redemption price of 1999. $1,000 per share during 1998.

The Class A Preference Shares are convertible at any time into a number of shares of Common Stock determined by dividing $1,000 per share of Class A Preference Shares, plus any accrued and unpaid dividends thereon by: (i) prior to August 31, 1999, a conversion price equal to 65% of the average mean of the closing bid and ask prices of the Common Stock for the 20 trading days prior to the conversion (the "Market Price") and
(ii) after August 31, 1999, a conversion price equal to 60% of the Market Price. Dividends on the Class A Preference Shares are cumulative and payable quarterly at an annual dividend rate of 9%. The Company, at its option, may redeem the Class A Preference Shares, in whole or in part, at any time and from time to time, at a redemption price of $1,000 per share plus any accrued and unpaid dividends thereon. Upon liquidation, holders of the Class A Preference Shares will be entitled to repayment of an amount equal to $1,000 per share plus accrued and unpaid dividends, prior to any distributions to holders of common
Stock.  Unpaid dividends of $503,149 were in arrears as of June 30,
2001 and are included on the Consolidated Balance Sheets in Accounts Payable and Accrued Dividends. The Class A Preference Shares does not have any voting rights. No further dividends have been accrued since April 1, 2001. The Company has not received audit confirmations for the past two year ends.

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

On December 17, 1997, the Company issued 1,000 shares of Series A Convertible Preference Shares of the Company's Class B Preferred
Stock to two investors for a total consideration of $1,000,000. The Class B Series A Preferred Shares are convertible into a number of shares of Common Stock, determined by dividing the stated value of $1,000 per share by the lesser of: $3.2038 (the "Fixed Conversion Price") and a price (the "Floating Conversion Price") calculated by
(i) determining the average of the three lowest closing bid prices for the Common Stock during the thirty trading days occurring immediately prior to, but not including, the conversion date, and (ii) multiplying such average by 85%. On July 24, 1998, the Company issued 2,000 shares of the Class B Series A Preferred shares to the same investors for an aggregate purchase price of $2,000,000. Dividends are cumulative and may be paid, at the option of the Company and with prior notice, in additional shares of Common Stock at an annual dividend rate of 8%. Warrants for the purchase of185,152 shares of Common Stock were issued in connection with the issuance of the Class B Series A Preferred Shares. The warrants, which have an exercise price of $3.2038, are exercisable beginning June 17, 1998 and expired on December 17, 1999. The original purchasers of the Company's Class B Series A Preferred Shares converted 600 of the shares into Common Stock, retained 120 shares, and sold the remaining 2,280 shares in private sales. As of December 31, 1999, 680 shares were converted into common stock. On January 8, 2001, 1,200 shares were converted into common stock. On June 26, 2001, 1,600 shares were converted into common stock.

As of February 20, 1998, the Company sold 300 shares of Class B Series B
 Convertible Preferred Stock at $1,000 per share. The Class B Series B Convertible Preferred Shares have the same dividend and conversion features as the Class B Series A Preferred Shares. The investor also received a warrant to purchase 18,515 shares of Common Stock at a price of $3.2038 for 18 months. As of September 30, 1999, 38 shares of the Series B Class B shares had been converted into Common Stock and 262 shares remained outstanding. On June 26, 2001, the 262 shares were converted into common shares.

The Class B Preference Shares do not have any voting rights.

NOTE 5 - AGREEMENT REGARDING REDEMPTION OF PERFORMANCE SHARES

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

On January 13, 1998, the Company completed the acquisition of all the outstanding stock of Inflight Interactive Limited ("IIL") in exchange for 500,000 shares of the Company's Common Stock. IIL is a U. K. developer and provider of amusement games to the airline industry marketed under the name Sky Play. Currently, Sky Play's games are operating on 164 aircraft of a number of airlines, being Air China, American Airlines, Cathay Pacific, Continental, Egyptair, Emirates, Japan Airlines, Lauda Air and Malaysia Airlines.


Results of Operations

Six Months Ended June 30, 2001 and 2000

Revenue from operations for the six months ended June 30, 2001 was $295,595 compared to $267,475 during the six months ended June 30, 2000. Revenue consisted of fees generated from the Sky Play amusement games acquired with the purchase of IIL. The increase in revenue reflects the increase in number of aircrafts licensed to use the Company's software.

General and administrative expense increased from $77,426 in the 2000 period to $84,756 in the 2001 period.

Consulting and outsourced labor costs have increased from $36,793 to $57,012.

Depreciation and amortization expenses decreased by $241,175. The amortization out of the goodwill, gaming and computer software contributed to this drop.


Liquidity and Capital Resources

At June 30, 2001, the Company had a working capital deficit of $691,667. The accruing preferred share dividends payable substantially contributed to this deficit. The Company had positive cash flow from operations during the three months ended June 30, 2001. It has been sufficient to provide the necessary funds for marketing, for continued development of the Company's products but not adequate to fund payment of the Company's dividend obligations on outstanding preference shares. The Company has negotiated a restructuring and reduction of certain amounts owed to two of its largest creditors and to a deferred payment plan on these obligations. It is current with these agreements.


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


CREATOR CAPITAL LIMITED


August 15, 2001	BY:   "Deborah Fortescue-Merrin"
	President

14