Form 10-K
period 2001-09-30
CREATOR CAPITAL LTD
filed 2001-11-20
CIK 882537

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
    ENDED SEPTEMBER 30, 2001

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

The registrant had 50,000,000 shares of common stock outstanding as of September 30, 2001.

Exhibit index is located on page 11.



CREATOR CAPITAL LIMITED
(formerly Interactive Entertainment Limited)

INDEX



PART I. FINANCIAL INFORMATION   	PAGE

Item 1.
   Consolidated Financial Statements

Consolidated Balance Sheets -
September 30, 2001 and December 31, 2000 	3

Consolidated Statements of Operations - Nine Months
ended September 30, 2001and September 30, 2000  	4

Consolidated Statements of Cash Flows -
Nine Months ended September 30, 2001 and September 30, 2000	5

Consolidated Statement of Shareholders' Equity (Deficit)	 6

Notes to Consolidated Financial Statements	7


Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations	8


PART II. OTHER INFORMATION

Item 6.(a) Exhibits Index  	11





PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CREATOR CAPITAL LIMITED
CONSOLIDATED BALANCE SHEETS
For the Nine Months Ended September 30, 2001
(with comparative figures to September 30, 2000 and December 31, 2000)
(UNAUDITED)

ASSETS


September 30,

September 30,

 December
31,

2001

2000

2000
Current Assets
     Cash and cash equivalents
$          28,214

$           68,403

$         74,314
     Accounts and notes receivable,
192,450

152,980

161,900
     Prepaid expenses
           Total current assets
77,587

100,254

76,755

298,251

321,637

312,969

Furniture, fixtures and equipment
95,855

174,862

157,953
Game software (net of amortization)
14,364

210,637

140,425
Website investment
108,030

--

--
Goodwill (net of amortization)
--

145,376

17,103
          Total assets
$        516,500

$         852,512


LIABILITIES
Current liabilities
Accrued Dividends
Accounts payable and accrued expenses
887,410
111,930

--
963,749

878,454
244,168
          Total current liabilities

999,340

963,749

1,122,622
     Notes Payable, Long Term
102,322

114,117

85,822

1,101,662

1,077,866

1,208,444

SHAREHOLDERS' EQUITY

Class A preferred shares, $0.01 par value,
   Authorized: 3,000 shares;
   Issued: 2,237 shares

22


22


22
Class B preferred shares, $0.01 par value,
   Authorized: 5,000,000 shares;
   Issued: 100 and 2,075 shares

1


21


21
Common shares, $0.01 par value,
   Authorized: 100,000,000 shares;
   Issued:  87,782,611 and 50,000,000 shares


972,526



500,000



500,000
Additional paid-in-capital
65,306,498

65,616,313

65,616,313
Accumulated deficit
(66,864,209)

(66,341,710)

(66,696,350)

(585,162)

(225,354)

(579,994)
 Total liabilities and shareholders' equity
$        516,500

$          852,512

$       628,450

APPROVED ON BEHALF OF THE BOARD:

"Deborah Forterscue-Merrin"  	"Stephen Rosenberg"

DEBORAH FORTESCUE-MERRIN  	STEPHEN ROSENBERG



CREATOR CAPITAL LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2001
(with comparative figures to September 30, 2000)
(UNAUDITED)



Three Months Ended
September 30,

Nine Months Ended
September 30,

2001

2000

2001

2000

Revenue
$  155,460

$  140,420

$  451,055

$  407,895

Operating Expenses
     Amortization and depreciation
21,264

221,198

222,486

663,595

     Consulting and contract labor
28,196

15,000

86,268

51,793
     General and administrative
30,897

34,256

114,773

126,711
     Legal
--

7,074

2,119

16,995
     Marketing
11,022

3,885

17,426

4,285
     Sky Play technical support
13,848

44,000

109,177

92,000

105,227

325,413

552,249

955,379



Other:
$    50,233

($184,993)

$  101,194

($547,484)
   Expense recoveries
--

--

9,600

9,855
     Interest income
1,094

647

2,675

2,574

1,094

647

12,275

12,429

Net (gain) loss

$   51,327


($184,346)


($88,919)


($535,055)

BASIC AND DILUTED LOSS PER SHARE
Numerator for basic and diluted loss per share:
     Net income (loss)
51,327

(184,346)

(88,919)

(535,055)
     Preferred stock dividends
--

(90,722)

(78,940)

(269,642)
     Gain (loss) to common shareholders
51,327

(275,068)

(167,859)

(804,697)








Denominator for basic and
diluted loss per share:
    Weighted average shares outstanding


87,782,611



50,000,000



87,782,611



50,000,000


Net loss per share
$      0.0006

($   0.0055 )

($  0.019 )

($  0.0161)



CREATOR CAPITAL LIMITED
STATEMENT OF CHANGES IN FINANCIAL POSITION
For the Nine Months Ended September 30, 2001
(with comparative figures to September 30, 2000)
(UNAUDITED)




 Nine Months

 Nine Months

 Ended

 Ended

 September 30,

 September 30,

2001

2000

CASH PROVIDED (USED) BY:

OPERATING ACTIVITIES
   Activity for the period:
($    88,919)

($    804,697)
   Changes in non-cash working capital balances:
          Depreciation and amortization

222,486


663,597
          Accounts receivable
(30,550)

(60,499)
          Prepaid expenses
(832)

(11,148)
          Accounts payable and accrued expenses
(123,282)

208,576
               Net cash provided by (used in) operating activities
($    21,097)

($       4,171)

INVESTING ACTIVITIES
      Investment
(108,030)

--
      Website
(14,364)

--
     (Purchases) sales of property and equipment
(2,860)

994
               Net cash provided by (used in) financing activities
(125,254)

994

FINANCING ACTIVITIES



     Equity
162,691

--
     Issuance of Notes Payable
16,500

14,795
     Payment of Preferred Stock Dividends
(78,940)

--
               Net cash provided by (used in) investing activities
100,251

14,795


Net increase (decrease) in cash
(46,100)

11,618

Cash, beginning of period
74,314

56,785

Cash, end of period
$     28,214

$       68,403




CREATOR CAPITAL LIMITED
CONSOLIDATED STATEMENT OF ACCUMULATED DEFICIT
For the Nine Months Ended September 30, 2001
(with comparative figures to September 30, 2000)
(UNAUDITED)



	September 30,	 September 30,
	      2001            	       2000

Balance, beginning of Period   	($  66,696,350)	($  65,537,013)

Current Period's activities   	 (88,919)	(535,055)

Preferred stock dividends 	 (78,940) 	 (269,642)

Balance, end of Period  	$(  66,864,209) 	($  66,341,710)





SCHEDULE "A"

CREATOR CAPITAL LIMITED
CONSOLIDATED STATEMENT OF GENERAL AND ADMINISTRATIVE EXPENSES
For the Nine Months Ended September 30, 2001
(with comparative figures to September 30, 2000)
(UNAUDITED)


	 September 30, 2001	September 30, 2000

Accounting and Audit 	$  12,619	$    6,456
Annual General Meeting	2,222	2,113
Bank Charges	901	1,518
Collection Fees	--	2,059
Courier & Postage	1,106	3,937
Foreign Exchange	104	525
Foreign Tax	--	1,247
Insurance	44,167	85,626
Interest	730	973
Investor Relations	4,279	79
Licenses & Filing Fees	6,739	8,102
Office	5,795	3,513
Rent 	2,493	2,606
Software	2,622	--
Telecommunications	2,896	2,228
Trademark	650	--
Transfer Agent	3,609	2,022
Travel	       23,841	         3,707

	  $ 114,773	  $ 126,711





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


Software Development

All gaming software production costs have been capitalized until the software was available for general release to customers in accordance with the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Amortization of the software costs over a three-year period started in June 1998. It is now amortized out.

Comprehensive Income

The Company adopted Statement of Financial Accounting
Standards No. 130, "Reporting Comprehensive Income,"
("SFAS No. 130") effective January 1, 1998. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company's comprehensive income (loss) is substantially equivalent to net income (loss) for the nine months ended September 30, 2001 and 2000, respectively.

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

The Class A Preference Shares are convertible at any time into a number of shares of Common Stock determined by dividing $1,000 per share of Class A Preference Shares, plus any accrued and unpaid dividends thereon by: (i) prior to August 31, 1999, a conversion price equal to 65% of the average mean of the closing bid and ask prices of the Common Stock for the 20 trading days prior to the conversion (the "Market Price") and
(ii) after August 31, 1999, a conversion price equal to 60%
of the Market Price. Dividends on the Class A Preference
Shares are cumulative and payable quarterly at an annual dividend rate of 9%. The Company, at its option, may redeem the Class A Preference Shares, in whole or in part, at any
time and from time to time, at a redemption price of $1,000
per share plus any accrued and unpaid dividends thereon.
Upon liquidation, holders of the Class A Preference Shares
will be entitled to repayment of an amount equal to $1,000
per share plus accrued and unpaid dividends, prior to any distributions to holders of common Stock. Unpaid dividends of $503,149 were in arrears as of June 30, 2001 and are
included on the Consolidated Balance Sheets in Accounts
Payable and Accrued Dividends.  The Class A Preference
Shares does not have any voting rights.  No further
dividends have been accrued since April 1, 2001.  The
Company has not received audit confirmations for the
past two year-ends.

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

On December 17, 1997, the Company issued 1,000 shares of
Series A Convertible Preference Shares of the Company's
Class B Preferred Stock to two investors for a total consideration of $1,000,000. The Class B Series A
Preferred Shares are convertible into a number of shares of Common Stock, determined by dividing the stated value of $1,000 per share by the lesser of:
$3.2038 (the "Fixed Conversion Price") and a price
(the "Floating Conversion Price") calculated by (i) determining the average of the three lowest closing bid prices for the Common Stock during the thirty trading days occurring immediately prior to, but not including, the conversion date, and (ii) multiplying such average by 85%.
On July 24, 1998, the Company issued 2,000 shares of the
Class B Series A Preferred shares to the same investors for an aggregate purchase price of $2,000,000. Dividends are cumulative and may be paid, at the option of the Company and with prior notice, in additional shares of Common Stock at an annual dividend rate of 8%. Warrants for the purchase of 185,152 shares of Common Stock were issued in connection with the issuance of the Class B
Series A Preferred Shares. The warrants, which have an exercise price of $3.2038, are exercisable beginning
June 17, 1998 and expired on December 17, 1999. The original purchasers of the Company's Class B Series A
Preferred Shares converted 600 of the shares into Common Stock, retained 120 shares, and sold the remaining 2,280 shares in private sales. As of December 31, 1999, 680 shares were converted into common stock. On January 8, 2001, 1,200 shares were converted into common stock. On June 26, 2001, 1,600 shares were converted into common stock.

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

Although the Performance Shares have no rights they are still issued and outstanding, therefore they are included in the per share calculations for all periods presented.
Effective December 31, 2000 they are considered outstanding for financial statement purposes.


Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

On September 18, 2000, the Company held its Annual General
Meeting. There was unanimous approval for the corporate name change. The new name of the Company is now "Creator
Capital Limited", effective September 27, 2000.

On January 5, 1999, the Company's Common Stock was delisted from the Nasdaq SmallCap Market for failing to maintain a bid price greater than or equal to $1.00 per share for the prior thirty consecutive trading days. Maintenance of a $1.00 stock price is required for continued listing of the Company's Common Stock on the Nasdaq SmallCap Market.
The Common Stock currently trades through the OTC
Bulletin Board, which is a regulated quotation service of the NASDAQ Stock Market, Inc.

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

On November 12, 1998, the Company announced that it had been unable to attract the additional capital necessary for continued development of its Sky Games inflight gaming business and that it had discontinued all operations associated with the Sky Games product line. The Company stated that it would refocus its business efforts to concentrate exclusively on its non-gaming inflight Sky
Play PC games, customers and business. All employees were terminated as of November 13, 1998.Those former employees retained on a part-time contract basis to assist with the management of Sky Play are no longer so retained. Two former employees, through their corporate entity, have been formally contracted to attend to the Sky Play business. The discontinuation of the Sky Games business has not had an adverse impact on the Sky Play business.

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

On September 25, 2001, the Company announced an agreement with Asset China Investments Ltd. of Hong Kong. In exchange for 1,500,000 common shares of the Company and $U.S. 200,000 of capital investment, Creator shall acquire 80% of any and all revenues generated by Asset China's investments and businesses in the People's Republic of China and other Asian countries. The Company shall provide its expertise in PC based gaming venues. To date, the Company has forwarded $U.S. 108,000.


Results of Operations

Nine Months Ended September 30, 2001 and 2000

Revenue from operations for the nine months ended
September 30, 2001 was $451,055 compared to
$407,895 during the nine months ended September 30, 2000.
Revenue consisted of fees generated from the Sky Play amusement games acquired with the purchase of IIL.
The increase in revenue reflects the increase in number of aircrafts licensed to use the Company's software.

General and administrative expense decreased from $126,711 in the 2000 period to $114,773 in the 2001 period.

Consulting and outsourced labor costs have increased from $51,793 to $86,268.

Depreciation and amortization expenses have decreased by $222,486 from $663,595. The amortization out of the goodwill, gaming and computer software contributed to this drop.


Liquidity and Capital Resources

At September 30, 2001, the Company had a working capital deficit of $701,089. The accruing preferred share dividends payable substantially contributed to this deficit. The Company had positive cash flow from operations during the three months ended September 30, 2001. It has been sufficient to provide the necessary funds for marketing, for continued development of the Company's products but not adequate to fund payment of the Company's dividend obligations on outstanding preference shares. The Company has negotiated a restructuring and reduction of certain amounts owed to two of its largest creditors and to a deferred payment plan on these obligations. It is current with these agreements.


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

EXHIBIT
DESCRIPTION
  2.
Plan and Agreement of Merger and Amalgamation, dated as of
May 13, 1997, among the Company, SGI Holding Corporation Limited, IEL and Harrah's Interactive Investment Company. (Incorporated by reference to the same numbered exhibit to the Registrant's Form 8-K as filed with the SEC on June 27,
1997.)
  3.i(a)
Articles of Incorporation (Yukon Territory). (Incorporated by reference to Exhibit 1.1 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on
October 12, 1993.)
  3.i(b)
Certificate of Continuance (Bermuda). (Incorporated by
reference to Exhibit 1.2 to the Registrant's Annual
Report on Form 20-F (File No. 0-22622) as filed with
the SEC on September 16, 1996.)
  3.ii
Bye-Laws as amended. (Incorporated by reference to the
same numbered exhibit to the Registrant's Annual Report
on Form 10-K/A No. 2 as filed with the SEC on July 8,
1998.)
  4.1
Escrow Agreement dated May 27, 1992, as amended, among
Montreal Trust Company of Canada, the Company and certain
 shareholders. (Incorporated by reference to Exhibit 3.2 to
the Registrant's Annual Report on Form 20-F (File No. 0-
22622) as filed with the SEC on October 12, 1993.)
  4.2
Redemption Agreement, dated as of February 25, 1997, between the Company and Anthony Clements and Rex Fortescue. (Incorporated by reference to Exhibit 3.12 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 12, 1997.)
  4.3
Redemption and Cancellation Agreement, dated as of April 30,
 1997, between the Company and Sky Games International, Inc. (Incorporated by reference to Exhibit 3.13 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 12, 1997.)
  4.4
Shareholder Rights Agreement, dated June 17, 1997, between
the Company and Harrah's Interactive Investment Company. (Incorporated by reference to Exhibit 3.15 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 12, 1997.)
  4.5
Registration and Preemptive Rights Agreement, dated June 17, 1997, between the Company and Harrah's Interactive Investment Company. (Incorporated by reference to Exhibit 4(a) to the Registrant's Form 8-K as filed with the SEC on June 27, 1997.)
  4.6
Registration Rights Agreement, dated June 17, 1997, between
the Company and B/E Aerospace, Inc. (Incorporated by reference to Exhibit 4(b) to the Registrant's Form 8-K as filed  with the SEC on June 27, 1997.)
  4.7
Subscription Agreement, dated as of October 22, 1997, between the Company and Henderson International Investments Limited. (Incorporated by reference to Exhibit 3.22 to the Registrant's Quarterly Report on Form 10-Q/A No. 1 as filed with the SEC on July 8, 1998.)
  4.8
Subscription Agreement, dated as of October 22, 1997,
between the Company and Michael A. Irwin. (Incorporated
by reference to Exhibit 3.23 to the Registrant's
Quarterly Report on Form 10-Q/A as filed with the
SEC on July 8, 1998.)
  4.9
First Amendment to Registration and Preemptive Rights
Agreement dated March 18, 1998 between the Company
and Harrah's Interactive Investment Company. (Incorporated
by reference to Exhibit 99.22 to the Registrant's Amended Registration Statement on Form S-3 as filed with the SEC on July 15, 1998.)
  4.10
First Amendment to Subscription Agreement between the
Company and Henderson International Investments Limited
dated as of April 2, 1998. (Incorporated by reference
to Exhibit 99.23 to the Registrant's Amended Registration Statement on Form S-3 as filed with the SEC on July 15, 1998.)
  4.11
Securities Purchase Agreement between the Company and
each of Marshall Capital Management, Inc. (formerly
Proprietary Convertible Investment Group, Inc.) and CC Investments, LDC dated as of December 17, 1997.
(Incorporated by reference to Exhibit 99 to the Registrant's Form 8-K as filed with the SEC on December 24, 1997.)
  4.12
Registration Rights Agreement between the Company and
each of Marshall Capital Management, Inc. (formerly
Proprietary Convertible Investment Group, Inc.) and CC Investments, LDC dated as of December 17, 1997
(Incorporated by reference to Exhibit 4(c) to the
Registrant's Form 8-K as filed with the SEC on December
24, 1997.)
  4.13
Securities Purchase Agreement between the Company
and Palisades Holding, Inc. dated February 20, 1998. (Incorporated by reference to Exhibit 99.6 to the
Registrant's Amended Registration Statement on
Form S-3 as filed with the SEC on July 15, 1998.)
  4.14
Registration Rights Agreement between the Company and
Palisades Holding, Inc. dated February 20, 1998.
(Incorporated by reference to Exhibit 99.5 to the
Registrant's Amended Registration Statement on Form S-3
as filed with the SEC on July 15, 1998.)
  4.15
Securities Agreement between the Company and B/E
Aerospace, Inc. dated June 25, 1998. (Incorporated
by reference to Exhibit 99.1 to the Registrant's
Form 8-K filed with the SEC on July 2, 1998.)
 10.5*
Services Agreement, dated as of November 7, 1995,
between IEL and Singapore Airlines Limited.
(Incorporated by reference to Exhibit 3.9 to the
Registrant's Annual Report on Form 20-F (File No. 0-22622)
as filed with the SEC on September 16, 1996.)
 10.6*
Software License and Software Services Agreement, dated as
of November 7, 1995, between IEL and Singapore Airlines
Limited. (Incorporated by reference to Exhibit 3.10
to the Registrant's Annual Report on Form 20-F
(File No. 0-22622) as filed with the SEC on September 16, 1996.)
 10.7
Sublease Agreement dated as of June 5, 1997, between IEL
and Harrah's Operating Company, Inc. (Incorporated by
reference to Exhibit 3.11 to the Registrant's Annual
Report on Form 20-F (File No. 0-22622) as filed with
the SEC on September 12, 1997.)
 10.8
Consulting Agreement, dated as of April 30, 1997, between
the Company and James P. Grymyr. (Incorporated by
reference to Exhibit 3.14 to the Registrant's Annual
Report on Form 20-F (file No. 0-22622) as filed with the
SEC on September 12, 1997.)
 10.9*
Software License Agreement, dated June 17, 1997, between
the Company and Harrah's Interactive Investment
Company. (Incorporated by reference to Exhibit 3.16 to
the Registrant's Annual Report on Form 20-F (File No.
0-22622) as filed with the SEC on September 12, 1997.)
 10.10
Continuing Services Agreement, dated June 17, 1997, between
the Company and Harrah's Interactive Entertainment Company. (Incorporated by reference to Exhibit 3.17 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 12, 1997.)
 10.11
Termination Agreement and Release, dated as of June 17,
1997, among the Company, SGI Holding Corporation
Limited, IEL, Harrah's Interactive Investment
Company, and Harrah's Interactive Entertainment Company. (Incorporated by reference to Exhibit 3.21 to the Registrant's Annual Report on Form 20-F (File No. 0-
22622 as filed with the SEC on September 12, 1997.)
 27**
Financial Data Schedule.
*   Confidential treatment has been granted.
**  Submitted herewith.


Signature

Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has dulycaused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CREATOR CAPITAL LIMITED


November 15, 2001	 BY:
"Deborah Fortescue-Merrin"
	President


Creator Capital Limited
September 30, 2001 10-Q	Page 4