Form 10-Q/A
period 2001-09-30
CREATOR CAPITAL LTD
filed 2001-11-28
CIK 882537

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed bySection 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

The registrant had 50,000,000 shares of common stock outstanding as of September 30, 2001.

Exhibit index is located on page 11.



CREATOR CAPITAL LIMITED
(formerly Interactive Entertainment Limited)

INDEX



PART I. FINANCIAL INFORMATION	PAGE

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets - September 30, 2001
and December 31, 2000	3

Consolidated Statements of Operations - Nine Months ended
September 30, 2001 and September 30, 2000 	4

Consolidated Statements of Cash Flows - Nine Months
ended September 30, 2001 and September 30, 2000 	5

Consolidated Statement of Shareholders' Equity (Deficit) 	6

Notes to Consolidated Financial Statements 	7


Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations	8



PART II. OTHER INFORMATION
	11





PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CREATOR CAPITAL LIMITED
CONSOLIDATED BALANCE SHEETS
For the Nine Months Ended September 30, 2001
(with comparative figures to September 30, 2000
and December 31, 2000)
(UNAUDITED)

ASSETS

                                   September   September   December
                                     30           30          30
                                     2001        2000        2000
Current Assets
  Cash and cash equivalents          28,214       68,403     74,314
  Accounts and notes receivable,    192,450      152,980    161,900
  Prepaid expenses
    Total current assets             77,587      100,254     76,755
                                    298,251      321,637    312,969

Furniture, fixtures and equipment    95,855      174,862    157,953
Game software (net of amortization)  14,364      210,637    140,425
Website investment                  108,030         --         --
Goodwill (net of amortization)         --        145,376     17,103
    Total assets                    516,500      852,512    628,450

LIABILITIES
Current liabilities
Accrued Dividends                   887,410        --       878,454
Accounts payable and
 accrued expenses                   111,930      963,749    244,168
   Total current liabilities        999,340      963,749  1,122,622

   Notes Payable, Long Term         102,322      114,117     85,822
                                  1,101,662    1,077,866  1,208,444

SHAREHOLDERS' EQUITY

Class A preferred shares,
    $0.01 par value,                    22           22          22
  Authorized: 3,000 shares;
  Issued: 2,237 shares
Class B preferred shares,
    $0.01 par value,
  Authorized: 5,000,000 shares;
  Issued: 100 and 2,075 shares           1           21          21
Common shares, $0.01 par value,
   Authorized: 100,000,000 shares;
   Issued:  87,782,611
     and 50,000,000 shares         972,526      500,000     500,000
Additional paid-in-capital      65,306,498   65,616,313  65,616,313
Accumulated deficit            (66,864,209) (66,341,710)(66,696,350)
                                  (585,162)    (225,354)   (579,994)
Total liabilities and
   shareholders' equity            516,500      852,512     628,450

APPROVED ON BEHALF OF THE BOARD:

"Deborah Forterscue-Merrin"                  "Stephen Rosenberg"

DEBORAH FORTESCUE-MERRIN                     STEPHEN ROSENBERG



CREATOR CAPITAL LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2001
(with comparative figures to September 30, 2000)
(UNAUDITED)


                                 Three Months Ended    Nine Months Ended
                                    September 30,        September 30,
                                 2001         2000        2001        2000

Revenue                         155,460     140,420     451,055    407,895

Operating Expenses
  Amortization and depreciation  21,264     221,198     222,486    663,595
  Consulting and contract labor  28,196      15,000      86,268     51,793
  General and administrative     30,897      34,256     114,773    126,711
  Legal                            --         7,074       2,119     16,995
  Marketing                      11,022       3,885      17,426      4,285
  Sky Play technical support     13,848      44,000     109,177     92,000
                                105,227     325,413     552,249    955,379

                                 50,233    (184,993)    101,194   (547,484)

Other:
  Expense recoveries                --         --         9,600      9,855
   Interest income               1,094          647       2,675      2,574
                                 1,094          647      12,275     12,429

Net (gain) loss                 51,327     (184,346)    (88,919)  (535,055)

BASIC AND DILUTED LOSS PER SHARE
Numerator for basic and diluted loss per share:
  Net income (loss)             51,327     (184,346)    (88,919)  (535,055)
  Preferred stock dividends       --        (90,722)    (78,940)  (269,642)
     Gain (loss) to common
       Shareholders             51,327     (275,068)   (167,859)  (804,697)

Denominator for basic and
diluted loss per share:
  Weighted average
    shares outstanding      87,782,611   50,000,000  87,782,611  50,000,000


Net loss per share             0.0006      ($0.0055)   ($ 0.019)   ($0.0161)



CREATOR CAPITAL LIMITED
STATEMENT OF CHANGES IN FINANCIAL POSITION
For the Nine Months Ended September 30, 2001
(with comparative figures to September 30, 2000)
(UNAUDITED)



                                               Nine Months  Nine Months
                                                  Ended        Ended
                                              September 30,  September 30,
                                                   2001           2000

CASH PROVIDED (USED) BY:

OPERATING ACTIVITIES
Activity for the period:                        ($ 88,919)    ($ 804,697)
Changes in non-cash working capital balances:
   Depreciation and amortization                  222,486        663,597
   Accounts receivable                            (30,550)       (60,499)
   Prepaid expenses                                  (832)       (11,148)
   Accounts payable and accrued expenses         (123,282)       208,576
    Net cash provided by (used in)
       operating activities                     ($ 21,097)      ($ 4,171)

INVESTING ACTIVITIES
   Investment                                    (108,030)          --
   Website                                        (14,364)          --
  (Purchases) sales of property and equipment      (2,860)           994
    Net cash provided by (used in)
       financing activities                      (125,254)           994

FINANCING ACTIVITIES
   Equity                                         162,691          --
   Issuance of Notes Payable                       16,500         14,795
   Payment of Preferred Stock Dividends           (78,940)         --
    Net cash provided by (used in)
      investing activities                        100,251         14,795

   Net increase (decrease) in cash                (46,100)        11,618
   Cash, beginning of period                       74,314         56,785
   Cash, end of period                             28,214         68,403




CREATOR CAPITAL LIMITED
CONSOLIDATED STATEMENT OF ACCUMULATED DEFICIT
For the Nine Months Ended September 30, 2001
(with comparative figures to September 30, 2000)
(UNAUDITED)



                                        September 30,  September 30,
                                            2001          2000

Balance, beginning of Period            (66,696,350)  (65,537,013)

Current Period's activities                 (88,919)     (535,055)

Preferred stock dividends                   (78,940)     (269,642)

Balance, end of Period                  (66,864,209)  (66,341,710)





SCHEDULE "A"

CREATOR CAPITAL LIMITED
CONSOLIDATED STATEMENT OF GENERAL
AND ADMINISTRATIVE EXPENSES
For the Nine Months Ended September 30, 2001
(with comparative figures to September 30, 2000)
(UNAUDITED)


                                      September 30,    September 30,
                                          2001              2000

Accounting and Audit                      12,619            6,456
Annual General Meeting                    2,222             2,113
Bank Charges                                901             1,518
Collection Fees                             --              2,059
Courier & Postage                         1,106             3,937
Foreign Exchange                            104               525
Foreign Tax                                 --              1,247
Insurance                                44,167            85,626
Interest                                    730               973
Investor Relations                        4,279                79
Licenses & Filing Fees                    6,739             8,102
Office                                    5,795             3,513
Rent                                      2,493             2,606
Software                                  2,622               --
Telecommunications                        2,896             2,228
Trademark                                   650              --
Transfer Agent                            3,609             2,022
Travel                                    3,841             3,707

                                      $ 114,773         $ 126,711





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


CREATOR CAPITAL LIMITED


BY:   "Deborah Fortescue-Merrin"
                      President

November 15, 2001




Creator Capital Limited
September 30, 2001 10-Q	Page 4