Form 10-K
period 2001-12-31
CREATOR CAPITAL LTD
filed 2002-04-01
CIK 882537

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549
                         ----------------
                            FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.
OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________.

COMMISSION FILE NO. 0-22622

CREATOR CAPITAL LIMITED
(formerly known as INTERACTIVE ENTERTAINMENT LIMITED)
(Exact name of registrant as specified in its charter)

BERMUDA                                   I.R.S. NO. 98-0170199
(Jurisdiction of Incorporation)   I.R.S. Employer Identification No.)

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

None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of $0.27 for the Common Stock as reported by the OTC Bulletin Board March 27, 2002 is $24,414,531

The number of shares outstanding of the issuer's Common Stock, as of March 31, 2002: 90,424,191

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2001 Annual Meeting of Shareholders, which will be filed within 14 business days, are incorporated by reference into Part III hereof.



CREATIVE CAPITAL LIMITED

ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

                                                                    PAGE
Part 1
  Item 1  Corporate History and Development                           1
          Business Overview                                           1
          The Product                                                 2
          The Industry                                                2
          Competition                                                 3
          Market and Marketing                                        3
          Manufacturing                                               3
          Sky Games System Acquisition                                3
          The Amalgamations                                           4
          Major Customers                                             4
          Investment - China Lotteries                                4
          Employees                                                   5
  Item 2  Properties                                                  5
  Item 3  Legal Proceedings                                           5
  Item 4  Submission of Matters to a Vote of Security Holders         5

Part II
  Item 5  Market for Registrant's Common Equity and Related
            Stockholder Matters                                       5
  Item 6  Selected Financial Data                                     7
  Item 7  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       8
          Overview                                                    8
          Results of Operations                                       9
          Liquidity and Capital Resources                            10
          Forward-Looking Information                                11
  Item 8  Financial Statements and Supplementary Data                11
  Item 9  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                   11

Part III
  Item 10  Directors and Executive Officers of the Registrant        12
  Item 11  Executive Compensation                                    12
  Item 12  Security Ownership of Certain Beneficial Owners
             and Management                                          12
  Item 13  Certain Relationships and Related Transactions            12

Part IV
  Item 14  Exhibits, Financial Statement Schedules and Reports
             on Form 8-K                                             13
           Signatures                                                15
           Report of Independent Auditors                           F-1
           Financial Statements                              F-2 - F-13



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

IEL (Singapore) Pte. Ltd. was struck off the Singapore Register of Companies, at the Company's request on September 23, 2000. Currently, IIL (UK) and
CIEI (Canada), SGIC (US), each of which are wholly owned subsidiaries, are considered to be inactive.

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


Business Overview

1.     Sky Games

The Sky Games system was developed to introduce gaming to international airline passengers. The system is designed to enable users to play a number of casino-type games from their seats by way of a built-in, color, interactive, in-seat monitor. The Company believed that an opportunity existed to introduce casino games on international air flights. In April of 1996, the Company announced the signing of contracts for the provision of gaming services to Singapore Airlines ("SIA"). The first flight with gaming was launched on June 1, 1998. A second aircraft was added in mid-October, 1998. Passenger participation was disappointing. On November 12, 1998, the Company announced that it had been unable to attract the additional capital necessary for continued development of its Sky Games inflight gaming business. The Company also announced that it had discontinued all operations associated with the Sky Games product line.
All employees were terminated as of November 13, 1998. Those former employees that subsequently had been retained on a part-time contract basis to continue operations and support the Sky Play product, are no longer associated with CCL. Two former employees, through their corporate entity, eFlyte, have been contracted to attend to the Sky Play business. eFlyte terminated its contract with the Company as of April 22, 2001. The technical aspect of the business is now contracted to the Company's current
 C.T.O.

On April 30, 1997, the Company entered into a Consulting Agreement with James P Grymyr, whereby he would provide consulting services to the Company from time to time, as requested by the Company. Under the terms of this agreement, the Company issued 586,077 shares of Common Stock to Mr. Grymyr as consideration for all such consulting services, both past and future. During March, 2001, Mr. Grymyr informed the Company that he did not provide any consulting services to the Company. Furthermore, he indicated that the agreement was never operational. A review of the Company's records, and conversations with previous management did not reveal any evidence to the contrary. Therefore, Mr. Grymyr offered to annul the Consulting Agreement and return the shares to the Company for cancellation. The Company accepted this offer under the terms of the Annulment Agreement dated, June 20, 2001. The Company is waiting for Mr. Grymyr to complete his undertakings as detailed in the Annulment Agreement.

2.     Sky Play

On January 13, 1998, CCL completed the acquisition of all the outstanding capital stock of Inflight Interactive Limited ("IIL") in exchange for 500,000 shares of the Company's $.01 par value common stock (the "Common Stock"). IIL is a United Kingdom developer and provider of amusement games to the airline industry. The acquisition was accounted for using the purchase method. The games are marketed under the name Sky Play. As at December 31, 2001, Sky Play games were operating on a number of airlines, including Air China, American Airlines, Cathay Pacific, Continental, Emirates Air, Japan Air Lines, Malaysia Airlines,

3.     Investment - China Lotteries

On September 22, 2001, the Company entered into an Investment agreement with Asset China Investments Ltd. ("Asset China"). Asset China holds 70% of the outstanding shares of Beacon Hill Enterprises Ltd. Beacon Hill holds the license for and operates one of two major Soccer Betting Lottery locations in Guangzhou City, Guangdong Province, People's Republic of China. In exchange for 1,500,000 shares of the Company's Common Stock, and an investment of up to HK$1,500,000 (US$180,050.00), the Company receives 80% of the proceeds of the business profits generated from Asset China's sports betting and lottery assets. To date, the Company has forwarded HK$900,000.00 (US$108,030.00).

On November 1, 2001, the Company entered into an Investment agreement with Lee John Associates ("Lee John"). Lee John is engaged in the business of owning the licenses for and operating several lottery locations in Guangzhou City, Guangdong Province, Peoples' Republic of China. In exchange for 500,000 shares of the Company's common stock, the Company shall receive
80% of the proceeds of the business profits generated from Lee John's Lottery businesses.


The Product

1.     SkyPlay

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

2.     Sky Games

The Company has been granted federal registration of the Sky Games logo and the slogan "We Make Time Fly" by the U.S. Patent and Trademark Office. At this time the Company has not applied for any patents.


The Industry

The Boeing Company's Current Market Outlook for 2001forecast passenger traffic growth of 4.7% annually over the next 20 years. The report noted that, to meet that growth, airlines are expected to add over 23,460 airplanes to their fleets, worth more than $1.7 trillion in 2000 US Dollars. Boeing estimates that approximately 30% of these new aircraft will be intermediate and large aircraft, which CCL believes, will represent a substantial market for IFE systems and inflight content.

Inflight Entertainment and Communications Outlook 2001, published by the Inflight Management Development Centre (IMDC), reviews the IFE market in detail and highlights the following key findings: 1) Airline expenditure on IFE is expected to total US$1.95 billion for 2001 - the first time that there has been a reduction in overall expenditure. 2) Airline expenditure is expected to grow again during 2002, rising to approximately US$3 billion by 2005. 3) At the beginning of 2001, some 4,630 aircraft had some form of IFE onboard, while just under 2,000 of these aircraft have
"advanced" IFE systems onboard.   4)  the IMDC forecast expects 14,072
passenger aircraft with 100 or more seats to be in service by 2001, of which 7,165 will be fitted with IFE.

The Company is committed to building its core business by focusing on the airline market. However, CCL is also prepared for other venues such as cruise ships, ferry boats, trains and hotel rooms.


Competition

The Company has several competitors for its amusement games most of whom are small companies like CCL. The largest market share of the amusement game business for airlines is believed to be held by Nintendo.


Market and Marketing

In the very competitive airline market, airlines are seeking a distinctive, competitive edge to attract and retain paying customers. Entertainment and service systems are forming a part of the airlines' current business strategy. CCL believes that the principal benefit of its product to the airlines, is the ability to enhance entertainment offerings to passengers. IFE systems are capital intensive; however, providing passenger service and comfort, especially for first and business class travelers, is a major area of competition for airlines. The target market for Sky Play has been domestic and foreign airlines, which have committed to the purchase of, or already have installed IFE systems.


Manufacturing

As a software producer and operator, the Company has no manufacturing capability. CCL's software is designed to interface with in-cabin hardware, including onboard computers, file servers, distribution and communication systems, manufactured by various suppliers for the airlines.


Sky Games System Acquisition

On November 7, 1991, the Company entered into an agreement, with subsequent amendments, with Sky Games International, Inc. ("SGII") to purchase technology, proprietary rights and prototypes of the casino games known as "Sky Games." The purchase price of the assets was 300,000 shares of the Company's $.01 par value common stock (the "Common Stock") issued to SGII at a deemed price of $1.65 per share, plus an additional 3,000,000 shares of Common Stock held in escrow to be released on the basis of one share for each U.S. $1.78 of net cash flow generated from the assets over a ten-year period (the "Performance Shares"). Of the 3,000,000 shares, 2,000,000 were issued to SGII and 1,000,000 shares to Anthony Clements, an advisor to and director of the Company. The Performance Shares are held in escrow by Computershare Investor Services in Vancouver, B.C., Canada. As of
April 30, 1997, the holders of the Performance Shares agreed with the Company to tender such shares to the Company when and if they are released from the escrow, and the Company has agreed to cancel such shares. The holders of the Performance Shares have also granted an irrevocable proxy to a bank, which has irrevocably agreed not to vote such shares.
Even though the Performance Shares are subject to cancellation and may not be voted, they remain issued and outstanding. Therefore, the management of the Company has included the Performance Shares in the calculation of total outstanding shares.



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


Major Customers

The Company's Sky Play customers include Air China, American Airlines, Cathay Pacific Airways, Continental Airlines, Emirates Air, Japan Air Lines, and Malaysia Airlines. The two largest customers accounted for approximately 35% of Sky Play revenue during 2000.

During the third and fourth quarters of 2001, both Egypt Air, and Lauda Air informed the Company that, due to budgetary restraints, they could no longer offer the Sky Play Amusement Games


Investment - China Lotteries

On September 22, 2001, the Company entered into an Investment agreement with Asset China Investments Ltd. ("Asset China"). Asset China holds 70% of the outstanding shares of Beacon Hill Enterprises Ltd. Beacon Hill holds the license for and operates one of two major Soccer Betting Lottery locations in Guangzhou City, Guangdong Province, People's Republic of China. In exchange for 1,500,000 shares of the Company's Common Stock, and an investment of up to HK$1,500.000 (US$ 191,670.00), the Company receives 80% of the proceeds of the business profits generated from Asset China's Soccer Betting and Lottery assets. To date, the Company has forwarded HK$900,000.00 (US$115,000.00).

On November 1, 2001, the Company entered into an Investment agreement with
 Lee John Associates ("Lee John"). Lee John is engaged in the business of owning the licenses for and operating several lottery locations in Guangzhou City, Guangdong Province, Peoples' Republic of China. In exchange for 500,000 shares of the Company's common stock, the Company shall receive 80% of the proceeds of the business profits generated from Lee John's Lottery businesses.


Employees

All employees were terminated as of November 13, 1998. Those former employees that subsequently had been retained on a part-time contract basis to continue operations and support the Sky Play product, are no longer associated with IEL. Two former employees, through their corporate entity, eFlyte, LLC had been contracted to attend to the Sky Play business. Effective April 22, 2001, eFlyte terminated its contract with CCL. Due to the nature of the termination and subsequent events, legal counsel has been retained and correspondence has occurred with eFlyte's counsel.

ITEM 2.  PROPERTIES

Not applicable.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not currently a party to any material pending legal proceedings. CCL has retained legal counsel in the matter of the termination by eFlyte, LLC as the managers of the Sky Play business, and subsequent actions by eFlyte, LLC and its principals,

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

To date, the Company has not effected a consolidation of its Common Stock.


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


                             Twelve Months Ended     Twelve Months Ended
                              December 31, 2001       December 31, 2000
                               High      Low           High        Low
First Quarter                $0.0600    $0.0325      $0.8130     $0.0200
Second Quarter               $0.1600    $0.0300      $0.5630     $0.1000
Third Quarter                $0.4200    $0.0900      $0.1500     $0.0400
Fourth Quarter               $0.7700    $0.3000      $0.2250     $0.0315

As of March 31, 2002, there were 245 shareholders of record. Since certain of CCL's Common Shares are held by brokers or other nominees, the number of record holders may not be representative of the number of beneficial holders. CCL believes there are approximately 2,200 beneficial holders of the Company's Common Shares.

CCL has not paid any cash dividends on its Common Stock and does not anticipate paying any such dividends in the foreseeable future.

In June, 1997, the company issued 2,737 Class A Preference Shares in exchange for a promissory note in the amount of $2,737,000. During 1998, the Company and the holder agreed that the Company would redeem the Class A Preference Shares in installments beginning June 30, 1998. As of August 31, 1998, the Company had redeemed 500 shares at their edemption price of $1,000 per share. The Company was unable to redeem additional shares. As of March 31, 2000, 2,237 Class A Preference Shares remained outstanding and were convertible at $0.4626855 into 4,834,818 shares of Common Stock on that date. If the Class A Preference Shares are converted into Common Stock, HIIC has the right to receive additional shares of Common Stock at $0.01 per share. As of March 31, 2000, HIIC would be entitled to receive 476,320 shares. The actual number of shares of Common Stock issuable upon conversion may be higher or lower and is based on a discount to the 20 day average of the mean closing bid and ask price of the Company's Common Stock. It is also inversely proportional to the market price of the Company's Common Stock i.e. if the average share price decreases, the number of shares of Common Stock issuable increases.  Dividends of $252,126 on the Class A Preference Shares are
 in arrears from October 1, 1998 and are included in Accounts Payable and Accrued Expenses on the Company's financial statements.

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


ITEM 6.  SELECTED FINANCIAL DATA

                                                                Ten Months
                                                                   Ended
                  Twelve Months Ended December 31              December 31
                  2001       2000        1999         1998         1997
                  --------------------------------------------------------
Statement of Operations Data:
Gain/Loss before
  extraordinary
  item        $(152,872) $(1,159,338) $1,389,736  $29,056,000  $16,312,000
Extraordinary
  (gain)loss        -          -         (83,936)     -          1,824,000
Net Gain/Loss $(152,872)  (1,159,338) (1,305,800)  29,056,000   18,136,000

Gain/Loss per share
  before extraordinary
  Item           0.002          0.02        0.03         1.40         1.06
Extraordinary item  -            -           -            -            .12
Loss per share  $0.002         $0.02       $0.03        $1.40        $1.18

Weighted number
of common shares
outstanding    70,385,000  50,000,000  47,785,147   20,998,189   15,562,834

Number of common shares
outstanding at
period end     87,302,611  50,000,000  50,000,000   24,367,414   19,428,334
(in thousands except per share and share data)

                                 As of December 31,
                  2001       2000        1999        1998         1997
                  ----------------------------------------------------
Balance Sheet Data:
Working capital
  (deficit)     $(701)      $(827)      $(535)      $(330)        $697
Total assets      502         628       1,434       2,509       27,511
Long term debt     66          67          81         -            530
Redeemable preferred stock
   Class A
    Series A    2,237       2,237       2,237       2,237        2,737
   Class B
    Series A                  120        1720        2400         1000
   Class B
    Series B      -                       262         300

Shareholders' equity
   (deficit)   $ (570)     $ (580)     $ (579)    $(1,885)    $(26,337)
Equity (deficit) per
common share   $0.01       $(0.01)     $(0.01)     $(0.08)    $  (1.36)


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

On January 13, 1998, the Company completed the acquisition of all of the outstanding stock of Inflight Interactive Limited ("IIL") in exchange for 500,000 shares of the Company's Common Stock. IIL is a U.K. developer and provider of amusement games to the airline industry. CCL currently operates the "IIL" games under the name SkyPlay. As of December 31, 2001, Sky Play games are currently installed and operating on Air China, American Airlines, Cathay Pacific, Continental, EgyptAir, Emirates Air, Japan Air Lines, Lauda Air, and Malaysia Airlines. During the last quarter of 2001, the number of airline customers decreased to seven, and the number of installed aircraft decreased from 150 to 141.

As of December 31, 1998, IEL had a contract to provide its gaming software to Singapore Airlines, ("SIA"), which has various termination provisions.
On March 22, 1999, SIA notified the Company that it was exercising its termination rights under the contract. The contract with Singapore Airlines was the Company's only contract to provide its gaming software to an airline Gaming is prohibited on the aircraft of U.S. commercial air carriers and on all flights to and from the United States. Other countries may introduce similar prohibitions, which could limit the prospects for additional contracts.

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

CCL's principal activities through December 31, 2001 consisted of:
1) assessing and analyzing the status of the Sky Games Inflight gaming software and the Sky Play business following the departure of eFlyte, LLC as the operational managers and technical support of business:
2) the ongoing management and support of the Sky Play business, and
3) the due diligence for and investment in the China Soccer Betting Lottery Project.

As of December 31, 2001, both Egypt Air and Lauda Air ceased to be clients due to budgetary constraints.


Results of Operations


Twelve Months Ended December 31, 2001 and December 31, 2000

Revenue increased from $537,365 to $561,030. The revenue increase is due to the addition of new aircraft with previous customers.

General and administrative expenses decreased by $62,562 due to the management of costs

Consulting and contract labor expenses decreased by $97,769 primarily due to the change in outside technical support suppliers.

Depreciation and amortization expenses decreased by $640,255 due to Assets being fully depreciated.


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

Depreciation and amortization expenses decreased from $947,366 to $883,494. All remaining excess furniture and fixtures were disposed at the beginning of the year

Legal expenses decreased from $47,968 to $14,381 as the last of the previous gaming issues were resolved. During 2000, legal expenditures were related solely to the corporate and business functions of the Company.

Marketing expense increased from $9,825 in 1999 to $20,041 in 2000. This increase was due to a greater emphasis on Sky Play marketing efforts and shareholder relations.

In 1999, CCL incurred expenses of $16,162 for the discontinuation of the gaming operation and $70,312 due to the write down and/or disposal of assets. There were no such expenses during 2000.


Liquidity and Capital Resources

At December 31, 2001, the Company had a working capital deficit of $549,577. Of this, $676,374 was for dividends payable that have accrued over several fiscal periods on current outstanding Preferred shares. Without said accrued dividends, the working capital would have been in a positive position of $126,797. During the year, all the Class B Series A and B Preferred shareholders converted their preferred shares, and most of the accrued dividends thereto attached, into common shares. The Company's net cash position is $90,870. This reflects the fact that the cash generated from operations is the Company's primary source of operations funding.

At December 31, 2000, the Company had working capital deficit of $827,653. Of this, $878,454 was for accrued dividends payable on the outstanding preferred shares. Without said accrued dividends, the working capital would have been in a positive position of $50,801. The Company's net cash position was $74,314. This reflects the fact that the cash generated from operations is the Company's primary source of operations funding.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


On March 6, 2000, Ernst & Young (U.K.) resigned as auditors of CCL's wholly owned subsidiary IIL. Ernst & Young confirmed that there were no circumstances connected with their resignation, which should be brought to the attention of the members or creditors of IEL. Kevin Kearney and Associates of the U.K. accepted the appointment as U.K. auditor to IIL.


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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) EXHIBITS

1.  Financial Statements

    Consolidated Balance Sheets at December 31, 2000 and December 31, 1999.

    Consolidated Statements of Operations for:
      Twelve Months Ended December 31, 2001
      Twelve Months Ended December 31, 2000
      Twelve Months Ended December 31, 1999

    Consolidated Statements of Shareholder's Equity
      December 31, 1998 through December 31, 2001

    Statements of Cash Flow
      Twelve Months Ended December 31, 2001
      Twelve Months Ended December 31, 2000
      Twelve Months Ended December 31, 1999

    Notes to Consolidated Financial Statements

2.  Financial Statement Schedule


3.  Other Exhibits

EXHIBIT
DESCRIPTION
2.
Plan and Agreement of Merger and Amalgamation, dated as of May 13, 1997, among the Company, SGI Holding Corporation Limited, IEL and Harrah's Interactive Investment Company. (Incorporated by reference to the same numbered exhibit to the Registrant's Form 8-K as filed with the SEC on
June 27, 1997.)
3.i(a)
Articles of Incorporation (Yukon Territory).  (Incorporated by reference to Exhibit 1.1 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on October 12, 1993.)
3.i(b)
Certificate of Continuance (Bermuda).  (Incorporated by reference to
Exhibit 1.2 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 16, 1996.)
3.ii
Bye-Laws as amended. (Incorporated by reference to the same numbered exhibit to the Registrant's Annual Report on Form 10-K/A No. 2 as filed with the SEC on July 8, 1998.)
4.1
Escrow Agreement dated May 27, 1992, as amended, among Montreal Trust Company of Canada, the Company and certain shareholders. (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on October 12, 1993.)
4.2
Redemption Agreement, dated as of February 25, 1997, between the Company and Anthony Clements and Rex Fortescue.  (Incorporated by reference to
Exhibit 3.12 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 12, 1997.)
4.3
Redemption and Cancellation Agreement, dated as of April 30, 1997, between the Company and Sky Games International, Inc. (Incorporated by reference to Exhibit 3.13 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 12, 1997.)
4.4
Shareholder Rights Agreement, dated June 17, 1997, between the Company and Harrah's Interactive Investment Company. (Incorporated by reference to
Exhibit 3.15 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 12, 1997.)
4.5
Registration and Preemptive Rights Agreement, dated June 17, 1997, between the Company and Harrah's Interactive Investment Company. (Incorporated by reference to Exhibit 4(a) to the Registrant's Form 8-K as filed with the
SEC on June 27, 1997.)
4.6
Registration Rights Agreement, dated June 17, 1997, between the Company and B/E Aerospace, Inc.  (Incorporated by reference to Exhibit 4(b) to the Registrant's Form 8-K as filed with the SEC on June 27, 1997.)
4.7
Subscription Agreement, dated as of October 22, 1997, between the Company and Henderson International Investments Limited. (Incorporated by reference to Exhibit 3.22 to the Registrant's Quarterly Report on Form 10-Q/A No. 1 as filed with the SEC on July 8, 1998.)
4.8
Subscription Agreement, dated as of October 22, 1997, between the Company and Michael A. Irwin. (Incorporated by reference to Exhibit 3.23 to the Registrant's Quarterly Report on Form 10-Q/A No. 1 as filed with the SEC on July 8, 1998.)
4.9
First Amendment to Registration and Preemptive Rights Agreement dated
March 18, 1998 between the Company and Harrah's Interactive Investment Company. (Incorporated by reference to Exhibit 99.22 to the Registrant's Amended Registration Statement on Form S-3 as filed with the SEC on
July 15, 1998.)
4.10
First Amendment to Subscription Agreement between the Company and
Henderson International Investments Limited dated as of April 2, 1998. (Incorporated by reference to Exhibit 99.23 to the Registrant's Amended Registration Statement on Form S-3 as filed with the SEC on July 15, 1998.) 4.11
Securities Purchase Agreement between the Company and each of Marshall Capital Management, Inc. (formerly Proprietary Convertible Investment
Group, Inc.) and CC Investments, LDC dated as of December 17, 1997. (Incorporated by reference to Exhibit 99 to the Registrant's Form 8-K as filed with the SEC on December 24, 1997.)
4.12
Registration Rights Agreement between the Company and each of Marshall Capital Management, Inc. (formerly Proprietary Convertible Investment
Group, Inc.) and CC Investments, LDC dated as of December 17, 1997. (Incorporated by reference to Exhibit 4(c) to the Registrant's Form 8-K as filed with the SEC on December 24, 1997.)
4.13
Securities Purchase Agreement between the Company and Palisades Holding,
 Inc. dated February 20, 1998.  (Incorporated by reference to Exhibit
99.6 to the Registrant's Amended Registration Statement on Form S-3 as
filed with the SEC on July 15, 1998.)
4.14
Registration Rights Agreement between the Company and Palisades Holding,
 Inc. dated February 20, 1998. (Incorporated by reference to Exhibit 99.5 to the Registrant's Amended Registration Statement on Form S-3 as filed with the SEC on July 15, 1998.)
4.15
Securities Agreement between the Company and B/E Aerospace, Inc. dated
June 25, 1998. (Incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K filed with the SEC July 2, 1998.)
10.5*
Services Agreement, dated as of November 7, 1995, between IEL and
Singapore Airlines Limited. (Incorporated by reference to Exhibit 3.9 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 16, 1996.)
10.6*
Software License and Software Services Agreement, dated as of November 7, 1995, between IEL and Singapore Airlines Limited. (Incorporated by reference to Exhibit 3.10 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 16, 1996.)
10.7
Sublease Agreement dated as of June 5, 1997, between IEL and Harrah's Operating Company, Inc. (Incorporated by reference to Exhibit 3.11 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 12, 1997.)
10.8
Consulting Agreement, dated as of April 30, 1997, between the Company and
 James P. Grymyr. (Incorporated by reference to Exhibit 3.14 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 12, 1997.)
10.9*
Software License Agreement, dated June 17, 1997, between the Company and Harrah's Interactive Investment Company. (Incorporated by reference to
Exhibit 3.16 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 12, 1997.)
10.10
Continuing Services Agreement, dated June 17, 1997, between the Company and Harrah's Interactive Entertainment Company.  (Incorporated by
reference to Exhibit 3.17 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 12, 1997.)
10.11
Termination Agreement and Release, dated as of June 17, 1997, among the Company, SGI Holding Corporation Limited, IEL, Harrah's Interactive Investment Company, and Harrah's Interactive Entertainment Company. (Incorporated by reference to Exhibit 3.21 to the Registrant's Annual
Report on Form 20-F (File No. 0-22622) as filed with the SEC on
September 12, 1997.)
11.11**
Investment Agreement dated September 22, 2001, between the Company and Asset China Investments Ltd.
11.12**
Investment Agreement dated November 1, 2001, between the Company and
Lee John Associates.
27**
Financial Data Schedule
*Confidential treatment has been granted.
**Submitted herewith.


(b) REPORTS FILED ON FORM 8-K

01.01
Dated December 19, 2001, Other Events include Press Releases dated September 25, 2001; October 4, 2001; October 18, 2001; November 1, 2001; December 19, 2001



SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

Creator Capital Limited


By:   /s/  Deborah Fortescue-Merrin
Dated:  March  27, 2002
Chairman and President


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE                           TITLE                     DATE

/s/ Michael L Bartlett             Director            March 27, 2002
Michael L. Bartlett

/s/ Anthony P. Clements            Director            March 27, 2002
Anthony P. Clements

/s/ Deborah Fortescue-Merrin       Chairman,           March 27, 2002
Deborah Fortescue-Merrin           President and Director

/s/ B.J. (Jack) Iles               Director            March 27, 2002
Jack Iles

/s/ Anastasia Kostoff-Mann         Director,           March 27 ,2002
Anastasia Kostoff-Mann             Vice President

/s/ Stephen Rosenberg              Director            March 27, 2002
Stephen Rosenberg


REPORT OF INDEPENDENT AUDITORS

To the Shareholders
Creator Capital Limited

We have audited the accompanying balance sheets of Creator Capital Limited (formerly Interactive Entertainment Limited) as of December 31, 2001 and 2000, and the related statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Company as of December 31, 2001 and 2000, and the results of operations and cash flows for the year ended December 31, 2001 and 2000, in conformity with generally accepted accounting principles.

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

Vancouver, BC                                    "BUCKLEY DODDS"
March 15, 2002                                Chartered Accountants




                          CREATOR CAPITAL LIMITED
               (FORMERLY INTERACTIVE ENTERTAINMENT LIMITED)
                        CONSOLIDATED BALANCE SHEETS


                          ASSETS

                                                December 31,     December 31,
                                                    2001             2000
Current Assets
  Cash and cash equivalents                        $ 90,870        $ 74,314
  Accounts and notes receivable                     143,380         161,900
  Prepaid expenses                                   70,079          76,755
     Total current assets                           304,329         312,969

Furniture, fixtures and equipment, at cost          468,343         451,175
  Less:  accumulated depreciation                   378,932        (293,222)
     Furniture fixtures and equipment, net           89,411         157,953

Advance to China Investments Limited (Note 3)       108,030
Software development costs, net                        -            140,425

Goodwill                                                             17,103
       Total assets                                $501,770        $628,450

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses             159,532        $244,168
  Accrued dividends                                 828,091         878,454
  Notes payable, current liabilities                 18,000          18,000
       Total current liabilities                  1,005,623       1,140,622

Notes payable, long term                             66,322          67,822
                                                  1,071,945       1,208,444
Shareholders' equity (Note 4)
  Class A preferred shares, $0.01 par value,
      authorized - 3,000
      shares, outstanding - 2,237 shares                 22              22
  Class B preferred shares, $0.01 par value,
      authorized - 5,000,000
      shares, outstanding
        - 100 shares and 2,070 shares                     1              21
  Common shares, $0.01 par value,
      authorized -100,000,000
      shares, outstanding
        - 87,302,611 and 50,103,500 shares          873,026         501,035
  Additional paid-in-capital                     65,405,998      65,615,278
  Accumulated deficit                           (66,849,222)    (66,696,350)
                                                   (570,175)       (579,994)
      Total liabilities and shareholders' equity   $501,770        $628,450

APPROVED BY THE DIRECTORS:

"Deborah Fortescue-Merrin" Director

"Stephen Rosenberg"        Director

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS



                              CREATOR CAPITAL LIMITED
                  (FORMERLY INTERACTIVE ENTERTAINMENT LIMITED)
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                 Twelve Months  Twelve Months  Twelve Months
                                    Ended           Ended         Ended
                                  December 31,   December 31,    December 31,
                                     2001            2000          1999
                                  ------------------------------------------
Revenue                              $561,030      $537,365       $506,723

Operating Expenses
  General and administrative          156,757       219,319        407,109
  Consulting and contract labor        94,357       192,126         30,876
  Marketing                            25,308        20,041          9,825
  Legal                                 7,853        14,381         47,968
  Interest expense                      1,153         1,832          1,573
  Depreciation and amortization       243,239       883,494        947,366
  Interest income                     (18,164)       (3,681)        (2,333)
  Business discontinuation expenses      -             -            16,612
  Write-down/sale of assets              -            1,270         70,312
                                      510,503     1,328,782      1,529,308

Income (Loss) before extraordinary item 50,527     (791,147)    (1,022,585)
  Early extinguishment of debt            -            -            83,936
Net Loss                                50,527    $(791,147)   $(1,305,800)

BASIC AND DILUTED LOSS PER SHARE
Numerator for basic and diluted loss per share:
  Income (Loss)
    before extraordinary item           50,527    $(791,147)   $(1,022,585)
  Preferred stock dividends            203,399      368,191        367,151
  Income (Loss) to common shareholders
    before extraordinary item         (152,872)  (1,159,338)    (1,389,736)
  Extraordinary item                      -            -           (83,936)
  Income (Loss) to
    common shareholders               (152,872) $(1,159,338)   $(1,305,800)

Denominator for basic and diluted loss
  per share -- weighted average
  shares outstanding              70,385,000     50,000,000     47,785,147

Income (Loss)
    before extraordinary item        $(0.002)        $(0.02)       $(0.03)
Extraordinary Loss                      -               -             -
Net Income (Loss) per share          $(0.002)        $(0.02)       $(0.03)







                      CREATOR CAPITAL LIMITED
           (FORMERLY INTERACTIVE ENTERTAINMENT LIMITED)
       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

  Class A     Class B      Common Stock    Additional
  Preferred   Preferred
  Stock       Stock
  Number      Number     Number            Paid-in    Accumulated
   of          of         of
 Sh's  Amt    Sh's  Amt  Shares      Amt   Capital     Deficit       Total
--------------------------------------------------------------------------
Balance December 31, 1998
2,237  $22  2,662  $27 27,892,414 $278,924 $65,860,445 $(64,254,274) $1,885,144

Net income (loss)                                          (938,649)  (938,649)
  Preferred stock dividends                                (367,151)  (367,151)
 Conversion of Class B preferred
   Into common
            (587)  (6)   22,211,115   222,111    (221,105)                 -
Eliminate effect of  purchased
  Retained earnings                               (23,062)  $23,062        -
Balance, December 31, 1999
2,237  $22  2,075  $21 50,103,529  $501,035 $65,615,278 $(65,537,012)  $579,344

Net Income (loss)                                           (791,147)  (791.147)
  Preferred stock dividends                                 (368,191)  (368,191)
Balance, December 31, 2000
2,237  $22  2,075  $21 50,103,529  $501,035 $65,615,278 $(66,696,350) $(579,994)

Net Income                                                    50,527     50,527
  Preferred stock dividends                                 (203,399)  (203,399)
  Conversion of accrued dividend
    into Common Stock     747,317     7,473     155,218         -       162,691

Conversion of Class B preferred
    into Common Stock
           (1,975) (20)36,451,765   364,518    (364,498)

Balance, December 31, 2001
2,237  $22    100  $1  87,302,611  $873,026 $65,405,998 $(66,849,222) $(570,175)


SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENT




                         CREATOR CAPITAL LIMITED
              (FORMERLY INTERACTIVE ENTERTAINMENT LIMITED)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Twelve Months   Twelve Months   Twelve Months
                                  Ended          Ended           Ended
                              December 31,   December 31,      December 31,
                                   2001          2000            1999
                              -------------------------------------------
OPERATING ACTIVITIES
Net Income (Loss)                   $50,527      $(791,147)     $ (938,649)
Reconciliation of net loss to net cash used in operating activities
  Depreciation and amortization     243,239        883,494        947,369
  Write-down/sale of assets            -             1,270         69,047
  Other                                -              -              -
  Issuance of options for consulting   -              -              -
  Non-cash interest expense            -              -              -
  Changes in assets/liabilities
    Accounts receivable              18,520        (69,419)       (10,125)
    Prepaid expenses                  6,676         12,351         26,126
    Other assets                   (108,030)          -              -
    Accounts payable and
       accrued expenses            (134,999)       367,449        131,559
Net cash provided by/(used in)
    operating activities           $ 75,933      $ 403,998       $225,236
                                   --------------------------------------
INVESTING ACTIVITIES

  Purchases of furniture and
    fixtures and equipment          (17,169)        (8,508)          -
  Proceeds from sales of
    property and equipment             -             3,730          3,646
Net cash provided by/(used in)
    operating investing activities $(17,169)       $(4,778)        $3,646
                                   --------------------------------------
FINANCING ACTIVITIES
  Issuance of common stock          162,711            -             -
  Borrowings on note payable           -               -          191,919
  Payment on notes payable           (1,500)       (13,500)       (92,597)
  Redemption of preferred stock         (20)          -              -
  Payment of preferred
     stock dividends               (203,399)      (368,191)      (367,151)
Net cash provided by/(used in)
    financing activities           $(42,208)     $(381,691)      $(267,82)
                                   --------------------------------------
  Net (decrease)/increase in cash    16,556         17,529        (38,857)
  Cash, beginning of period          74.314         56,785         95,642
  Cash, end of period                90,870        $74,314        $56,785
                                   --------------------------------------
  Supplemental Cash Flow Information:
  Cash paid for income taxes           -            $  685          $ 537

  Cash paid for interest             $1,153         $1,832          $1,57
                                   --------------------------------------


SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS


                           CREATOR CAPITAL LIMITED
               (FORMERLY INTERACTIVE ENTERTAINMENT LIMITED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1   NATURE OF OPERATIONS


The Company is a Bermuda exempted company which, in June 1997, changed its name from Sky Games International Ltd. ("SGI") to Interactive Entertainment Limited. and on September 27, 2000 changed its name to Creator Capital Limited. The Company's activities have been focused on providing inflight gaming and entertainment software and services by developing, implementing and operating or licensing computerized video gaming and other entertainment software on, but not limited to the aircraft of international commercial air carriers. Gaming software was marketed using the name Sky Games(tm), and the entertainment software is marketed using the name Sky Play.


NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers cash on hand, deposits in banks and short-term investments with maturities of three months or less as cash and cash equivalents.

Software Development

All software production costs are capitalized until the software is available for general release to customers, in accordance with the provisions of Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.

Property and Equipment

The Company's property and equipment is recorded at cost and depreciated using the straight-line and declining balance methods over its estimated economic life which is generally three to five years.

Additions and improvements that materially extend the useful lives are capitalized, while repairs and maintenance costs are expensed as incurred. Depreciation expense was approximately $85,711, $89,554, and $153,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Goodwill

The goodwill, which arose from the acquisition of IIL is being amortized on a straight-line basis over three years. Management regularly evaluates whether or not the future undiscounted cash flows are sufficient to recover the carrying amount of this asset. Additionally, management continually monitors such factors as the competitive environment and advances in the computer software and hardware industries. If the estimated future undiscounted cash flows are not sufficient to recover the carrying amount of this assets and, accordingly, an impairment has occurred, management intends to write down the carrying amount to its estimated fair value based on discounted cash flows. Amortization expense attributable to the IIL purchase was approximately $17,153 for the year ended December 2001, $513,000 for the year ended December 31, 2000.

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

Loss Per Share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share (SFAS No. 128). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. For the periods ended December 31, 2001, December 31, 2000 and December 31, 1999, there is no difference between basic and diluted loss per share as all stock options, warrants, convertible debentures and convertible preferred stock are antidilutive for the periods presented. All loss per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Sky Games International Corp. (a Nevada corporation), Creator Island Equities Inc., (a Yukon Territory corporation),
and Inflight Interactive Limited (an U.K. corporation).   For periods prior
to the acquisition of the minority interest in Old IEL discussed in Note 3, the consolidated financial statements also include the accounts of SGI Holding Corporation Ltd. and the Company's 80% ownership of Old IEL. All material intercompany transactions have been eliminated in consolidation.

Comprehensive Income

The Company adopted SFAS No. 130 Reporting Comprehensive Income effective January 1, 1998. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The requirements of SFAS No. 130 include: (a) classifying items of other comprehensive income by their nature in a financial statement and (b) displaying the accumulated balance of other comprehensive income separately from retained earning and additional paid-in capital in the equity section of the balance sheet. The Company's comprehensive income (loss) is substantially equivalent to net income (loss) for the twelve months ended December 31, 2001, 2000 and 1999.

Segment Reporting

In 1998, the Company adopted SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information effective for fiscal years beginning after December 15, 1997. This statement requires financial statements to disclose information about products and services, geographic areas and major customers based on a management approach.

The management approach requires disclosing financial and descriptive information about an enterprise's reportable operating segments based on reporting information the way that management organizes the segments for making decisions and assessing performance. It also eliminates the requirement to disclose additional information about subsidiaries that were not consolidated. For the year ending December 31, 2001, the adoption had no material impact to the Company's disclosure information and its results of operations.

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

Revenue Recognition

Revenue for Sky Play is recognized each month upon the invoicing of customers. Revenue for Sky Games was recognized at the end of each month upon accumulation of monthly gaming totals.


CREATOR CAPITAL LIMITED
(FORMERLY INTERACTIVE ENTERTAINMENT LIMITED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3   INVESTMENT - CHINA LOTTERIES

On September 22, 2001, the Company entered into an Investment agreement with Asset China Investments Ltd. ("Asset China"). Asset China holds 70% of the outstanding shares of Beacon Hill Enterprises Ltd. Beacon Hill holds the license for and operates one of two major Soccer Betting Lottery locations in Guangzhou City, Guangdong Province, People's Republic of China. In exchange for 1,500,000 shares of the Company's Common Stock, and an investment of up to HK$1,500.000 (US$ 180,050.00), the Company receives 80% of the proceeds of the business profits generated from Asset China's sports betting and lottery assets. To date, the Company has forwarded HK$900,000.00 (US$108,030.00).

On November 1, 2001, the Company entered into an Investment agreement with Lee John Associates ("Lee John"). Lee John is engaged in the business of owning the licenses for and operating several lottery locations in Guangzhou City, Guangdong Province, Peoples' Republic of China. In exchange for 500,000 shares of the Company's common stock, the Company shall receive 80% of the proceeds of the business profits generated from Lee John's Lottery businesses.



NOTE 4   SHAREHOLDERS' EQUITY

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

Dividends on the Class A Preference Shares were $201,370 in 1999, $201,370 in 2000, and $201,370 for 2001. They remained unpaid and are in arrears at year-end. The Class A Preference Shares do not have any voting rights.
As of December 31, 2000, 2,237 Class A Preference Shares remained outstanding.

In 1997, the Company issued Series A and Series B
Convertible Preference Shares of the Company's Class B Preferred Stock. The Class B Series A and Series B Preference Shares are convertible shares of Common Stock. As of December 31, 2001, all but 100 Series A Convertible Preference Shares of the Company's Class B Preferred Stock as well as cumulative dividends related thereto have been converted into common shares.


Dividends are cumulative and may be paid, at the option of the Company and with prior notice, in additional shares of Common Stock at an annual dividend rate of 8%.

On April 30, 1997, the Company entered into a Consulting Agreement with James P Grymyr, whereby he would provide consulting services to the Company from time to time, as requested by the Company. Under the terms of this agreement, the Company issued 586,077 shares of Common Stock to Mr. Grymyr as consideration for all such consulting services, both past and future. During March, 2001, Mr. Grymyr informed the Company that he did not provide any consulting services to the Company. Furthermore, he indicated that the agreement was never operational. A review of the Company's records, and conversations with previous management did not reveal any evidence to the contrary. Therefore, Mr. Grymyr offered to annul the Consulting Agreement and return the shares to the Company for cancellation. The Company accepted this offer under the terms of the Annulment Agreement dated June 20, 2001. The Company is waiting for
Mr. Grymyr to complete his undertakings as detailed in the Annulment
Agreement.



NOTE 5    STOCK OPTIONS

The Company follows APB No. 25 in accounting for its employee stock options. Under APB No. 25, no compensation expense is recognized because the exercise price of the Company's incentive employee stock options is equal to or greater than the market price of the underlying stock on the date of grant.


A summary of the Company's stock option activity and related information follows:


                    Twelve Months      Twelve Months        Twelve Months
                       Ended               Ended               Ended
                  December 31, 2001   December 31, 2000   December 31, 1999
                  -----------------   -----------------   -----------------
                           Weighted             Weighted            Weighted
                            Average              Average             Average
                    #      Exercise      #      Exercise      #     Exercise
                  Options    Price     Options   Price     Options    Price
                 -----------------   -----------------   -------------------
Outstanding
 at beginning
  of period      3,445,340   $3.20    3,625,340  $2.38    2,960,341   $2.81
  Granted          550,000   $0.35        -                 664,999    0.47
  Exercised          -        -           -        -           -        -
  Expired        2,975,340   $3.00     (180,000)  3.20         -        -
Outstanding
  at end of
  period         1,020,000   $0.54    3,445,340  $3.20    3,625,340   $2.38

Options
Exercisable at
  end of period  1,020,000   $0.54    2,225,340  $1.98    2,425,340   $2.07
Weighted average
  Fair value of
  options granted
  during the
  Period                     $0.35               $ -                 $(1.52)


Exercise prices for stock options outstanding at December 31, 2001, ranged from $0.14 to $4.13. The weighted average remaining life of the outstanding stock options is approximately 6 years.

Pro forma information regarding net loss and loss per share is required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2001, 2000 and 1999, respectively: volatility factor of the expected market value of the Company's Common Stock of 4.660, and 2.808, weighted average expected life of the options of 5 years for each period; risk-free interest rate of 3.66% for 2001, and 5.75% for 1999 and 2000 and no dividend payments.

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

NOTE 5   STOCK OPTIONS (Continued)

                   Twelve Months      Twelve Months        Twelve Months
                       Ended               Ended               Ended
                  December 31, 2001   December 31, 2000   December 31, 1999
                  -----------------   -----------------   -----------------

Net Income (Loss)      $50,527          $(791,147)          $(1,305,800)
SFAS No. 123
   compensation
   Expense            $170,500               -                    -
SFAS No. 123
   pro forma net
   Income (Loss)      $119,873          $(791,147)          $(1,305,800)
Basic and diluted
   pro forma
   Loss per share     $   0.00          $    0.02           $     0.03


Because SFAS No. 123 applies only to stock-based compensation awards for the fiscal year ended February 29, 1996 and future years, the pro forma disclosures under SFAS No. 123 are not likely to be indicative of future disclosures until the disclosures reflect all outstanding, nonvested awards.


NOTE 6    STOCK WARRANTS

As of December 31, 2001, the Company had outstanding stock warrants for 80,000 shares of its Common Stock as follows:



                                       Exercise
           Number of Warrants            Price          Expiration Date
           ------------------          --------         ---------------
                 4,900                  $4.00             June 30, 2002
                17,500                  $4.80             June 30, 2002
                57,600                  $4.80           August 31, 2002


NOTE 7    INCOME TAXES

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


NOTE 8    RELATED PARTY TRANSACTIONS

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

Mr. Laurence Geller was Chairman of the Board of Directors of the Company from September 30, 1996 until February 23, 1999. The annual compensation of the Chairman of the Board was set at $100,000 and is not payable until the Company generates sufficient cash flow from operations. The amount payable of $133,000. has been accrued as a liability in the accounts, however management is disputing the payment of this amount.


NOTE 9    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Financial results by quarter are as follows:


                                  First     Second      Third     Fourth
                                 Quarter    Quarter    Quarter    Quarter
                                 -------    -------    -------    -------
Twelve months ended
   December 31, 2001
Income (Loss) before
   extraordinary item          $(70,860)   $(39,057)   $51,327   $109,117
Basic and diluted loss
   per share                   $(0.0008)   $(0.0004)  $(0.0006)  $(0.001)





                                First     Second      Third     Fourth
                               Quarter    Quarter    Quarter    Quarter
                               -------    -------    -------    -------
Twelve months ended
   December 31, 2000
Income (Loss) before
   extraordinary item       $(145,902)  $(194,776)  $(184,347)  $(266,122)
Basic and diluted loss
   per share                $(0.004)    $(0.006)    $(0.0055)   $(0.008)


NOTE 10   COMPARATIVE FIGURES

Certain of the comparative figures have been restated to conform with the presentation of the current year.