Form 10-Q
period 2002-03-31
CREATOR CAPITAL LTD
filed 2002-05-16
CIK 882537

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

The registrant had 90,424,191 shares of common stock outstanding as of March 31, 2002.

Exhibit index is located on page 12.




CREATOR CAPITAL LIMITED

INDEX



PART I. FINANCIAL INFORMATION	PAGE

Item 1. Consolidated Financial Statements


Consolidated Balance Sheets - March 31, 2002, March 31, 2001
and December 31, 2001                                                  3

Consolidated Statements of Operations - Three Months ended
March 31, 2002 and March 31, 2001                                      4

Consolidated Statements of Cash Flows - Three Months ended
March 31, 2002 and March 31, 2001                                      5

Notes to Consolidated Financial Statements                             7


Item 2.
Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                              10


PART II. OTHER INFORMATION

Item 6.(a) Exhibits                                                   12





































PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                     CREATOR CAPITAL LIMITED AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED)

             ASSETS

                                    March 31,    March 31,    December 31,
                                      2002         2001          2001
Current Assets
  Cash and cash equivalents        $ 135,767    $ 107,109       $ 90,870
  Accounts and notes receivable,     120,668      183,915        143,380
  Prepaid expenses                    59,292       59,255         70,079
                                   ---------    ---------       --------
    Total current assets             315,727      350,279        304,329

Furniture, fixtures and
  equipment, at cost                 471,561      449,182        468,343
  Less:  accumulated depreciation   (401,883)    (313,126)      (378,932)
    Furniture, fixtures and         ---------    ---------      --------
      equipment, net                  69,678      136,056         89,411

Advance to China Investments         108,030           --        108,030
Game software (net of amortization)       --       70,213             --
                                    --------     --------        -------
Total assets                       $ 493,435    $ 556,548      $ 501,770
                                   ---------    ---------      ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable and
    accrued expenses                 143,975      236,627        159,532
  Accrued Dividends                  877,744      965,194        828,091
  Notes Payable                       18,000       18,000         18,000
                                   ---------    ---------      ---------
Total current liabilities          1,039,719    1,219,821      1,005,623


Notes payable, long term              66,322       66,322         66,322
                                   ---------    ---------      ---------
                                   1,106,041    1,286,143      1,071,945
                                   ---------    ---------      ---------
Shareholders' equity
  Class A preferred shares,
    $0.01 par value,
      authorized - 3,000 shares,
      outstanding - 2,237 shares          22           22             22

  Class B preferred shares,
    $0.01 par value, authorized -
      5,000,000 shares, outstanding
      - 0, 1,955 and 2,075 shares          0           20              1

  Common shares, $0.01 par value
    authorized - 90,424,191
    shares; outstanding 50,000,000
    and 50,583,529 shares          1,065,294      504,800        873,026
Additional paid-in-capital        65,215,778   65,611,514     65,405,998
Accumulated deficit              (66,893,700) (66,845,951)   (66,849,222)
                                  ----------   ----------     ----------
                                    (612,606)    (729,595)      (570,175)
                                  ----------   ----------     ----------
  Total liabilities and
    shareholders' equity           $ 493,435    $ 556,548      $ 501,770
                                  ----------   ----------     -----------


               CREATOR CAPITAL LIMITED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (UNAUDITED)


                                 Three Months Ended March 31,  December 31
                                       2002         2001           2001

Revenue                            $ 119,248      $ 151,210      $ 561,030

Operating Expenses
  General and administrative          50,519         58,683        156,757
  Consulting and contract labor       27,800         51,990         94,357
  Marketing                            5,583              -         25,308
  Legal                                5,316          2,119          7,853
  Depreciation and amortization       22,951        109,743        243,239
                                   ---------       --------       --------
                                     112,169        222,535        527,514
                                   ---------       --------       --------
                                       7,079        (71,325)        33,516
                                   ---------       --------       --------

Other (Income) and Expense
  Interest expense                       (55)             -         (1,153)
  Interest income                        186            465         18,164
                                   ---------       --------       --------
                                         131            465         17,011

Net gain (loss)                      $ 7,210      $ (70,860)      $ 50,527


BASIC AND DILUTED LOSS PER SHARE
Numerator for basic and diluted
loss per share:
  Net gain (loss)                     7,210       (70,860)        50,527
  Preferred stock dividends         (51,688)     ( 86,740)      (203,399)
  Income gain (loss) to
    common shareholders           $ (44,478)   $ (157,600)    $ (152,872)


Denominator for basic and
diluted loss per share:
  Weighted average shares
    Outstanding                  90,424,191    50,000,000     70,385,000


Net loss per share                 $ 0.0005       $ 0.003        $ 0.002





                    CREATOR CAPITAL LIMITED AND SUBSIDIARIES
                           STATEMENTS OF CASH FLOW
                                  (UNAUDITED)


                                   Three Months  Three Months    Year
                                      Ended          Ended       Ended
                                    March 31,      March 31,  December 31,
                                      2002           2001        2001
                                 ----------------------------------------

OPERATING ACTIVITIES
Net Gain (Loss)                      $ 7,210     $ (70,860)     $ 50,527
Reconciliation of net loss to
net cash used in operating
activities:
  Depreciation and amortization       22,951       109,744       243,239
  Non-cash interest expense                -             -             -
  Other                                    -             -             -
  Changes in assets/liabilities:
  (excluding effect of acquisition)
    Accounts receivable               22,712       (22,015)       18,520
  Prepaid expenses                    10,787        17,500         6,676
  Other assets                             -             -      (108,030)
  Accounts payable and
  accrued expenses                    34,096        79,198      (134,999)
  Net cash provided by (used in)
   operating activities               97,756      113,567         75,933


INVESTING ACTIVITIES
  Furniture, Fixtures & Equipment     (3,218)      (3,266)      ( 17,169)
    Net cash provided by (used in)
    investing activities              (3,218)      (3,266)      ( 17,169)


FINANCING ACTIVITIES
  Common Stock Issuance              192,268           -         162,711
  Paid in Capital                   (190,220)
  Sale of Equipment                                 2,734
  Notes payable                                    (1,500)        (1,500)
  Redemption of Preferred Stock           (1)                        (20)
  Preferred stock dividends          (51,688)     (78,740)      (203,399)
                                     --------     --------      ---------
    Net cash provided by (used in)
    financing activities             (49,641)     (77,506)       (42,208)


  Net increase in cash                44,897       32,795        16,556
  Cash, beginning of period           90,870       74,314        74,314
                                     -------       ------        ------
  Cash, end of period              $ 135,767    $ 107,109      $ 90,870






                 CREATOR CAPITAL LIMITED AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                             (UNAUDITED)


                                    March 31     March 31     December 31
                                      2002         2001           2001
                                    -------------------------------------

Balance, beginning of period    (66,849,222)  (66,688,351)   (66,696,350)

Activity during the period
  Net Income                          7,210       (70,860)        50,527
  Dividends                         (51,688)      (86,740)      (203,399)
                                ------------   -----------   ------------
                                (66,893,700)  (66,845,951)   (66,849,222)



                 CREATOR CAPITAL LIMITED AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF OPERATIONS

The consolidated financial statements of Creator Capital Limited and Subsidiaries ("CCL" or the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. For this reason, the consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

On January 13, 1998, the Company completed the acquisition of all the outstanding capital stock of Inflight Interactive Limited ("IIL") in exchange for 500,000 shares of the Company's $.01 par value common stock (the "Common Stock"). IIL is a United Kingdom developer and provider of amusement games to the airline industry. The games are marketed under the name Sky Play and, as of March 31, 2002, currently are operating on a number of airlines: Air China, Cathay Pacific, Continental, Emirates, Japan Airlines, and Malaysia Airlines. The purchase agreement provides for the Company to issue up to 250,000 additional shares of Common Stock to the previous owners of IIL upon achievement of certain milestones regarding implementation of the Company's Sky Games gaming software with an international airline to be designated by the parties. The acquisition was accounted for using the purchase method.

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

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") effective January 1, 1998. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company's comprehensive income (loss) is substantially equivalent to net income (loss) for the three months ended March 31, 2002 and 2001, respectively.

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

The Class A Preference Shares are convertible at any time into a number of shares of Common Stock determined by dividing $1,000 per share of Class A Preference Shares, plus any accrued and unpaid dividends thereon by: (i) prior to August 31, 1999, a conversion price equal to 65% of the average mean of the closing bid and ask prices of the Common Stock for the 20 trading days prior to the conversion (the "Market Price") and (ii) after August 31, 1999, a conversion price equal to 60% of the Market Price. Dividends on the Class A Preference Shares are cumulative and payable quarterly at an annual dividend rate of 9%. The Company, at its option, may redeem the Class A Preference Shares, in whole or in part, at any time and from time to time, at a redemption price of $1,000 per share plus any accrued and unpaid dividends thereon. The Company is not required to redeem the Class A Preference Shares. Upon liquidation, holders of the Class A Preference Shares will be entitled to repayment of an amount equal to $1,000 per share plus accrued and unpaid dividends, prior to any distributions to holders of common Stock. Unpaid dividends of $856,236 were in arrears as of March 31, 2002 and are included on the Consolidated Balance Sheets in Accounts Payable and Accrued Expenses. The Class A Preference Shares does not have any voting rights.

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

As of February 20, 1998, the Company sold 300 shares of Class B Series B Convertible Preferred Stock at $1,000 per share. The Class B Series B Convertible Preferred Shares have the same dividend and conversion features as the Class B Series A Preferred Shares. The investor also received a warrant to purchase 18,515 shares of Common Stock at a price of $3.2038 for 18 months. As of September 30, 1999, 38 shares of the Series B Class B shares had been converted into Common Stock and 262 shares remained outstanding. As of March 31, 2000, the 262 shares were submitted for conversion into 9,863,529 shares of common stock.

The unpaid dividends were included in the March 31, 2000 conversion submission.


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

On January 13, 1998, the Company completed the acquisition of all of the outstanding stock of Inflight Interactive Limited ("IIL") in exchange for 500,000 shares of the Company's Common Stock. IIL is a U.K. developer and provider of amusement games to the airline industry. CCL currently operates the "IIL" games under the name SkyPlay. As of March 31, 2002, Sky Play games are currently installed and operating on Air China, , Cathay Pacific, Continental Airlines, Emirates Air, Japan Air Lines, , and Malaysia Airlines. During the first quarter of 200, the number of airline customers decreased from seven to six, and the number of installed aircraft remained the same at 141.

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

CCL's principal activities through December 31, 2001 consisted of:
1) assessing and analyzing the status of the Sky Games Inflight gaming software and the Sky Play business following the departure of eFlyte, LLC as the operational managers and technical support of business:
2) the ongoing management and support of the Sky Play business, and
3) the due diligence for and investment in the China Soccer Betting Lottery Project. CCL's Sky Play revenues increased from US$537,000 during 2000 to US$561,030.

As of December 31, 2001, both Egypt Air and Lauda Air ceased to be clients due to budgetary constraints.
As of March 31, 2002, American Airlines suspended use of the Sky Play games. Those aircraft installed with the Matsushita 2000 IFE systems were redeployed to short haul Caribbean routes due to a budgetary realignment of the fleet.

CCL's principal activities through March 31, 2002 continued to focus on those activities outlined for December 31, 2001. CCL is continuing to develop the www.china-lotteries.com website. The completion of this site will enable CCL to optimize the potential of its investment in China.



Results of Operations

Three Months Ended March 31, 2002 and 2001

Revenue from operations for the three months ended March 31, 2002 was $119,248 compared to $151,210 during the three months ended March 31, 2001.
  Revenue consisted of fees generated from the Sky Play amusement games acquired with the purchase of IIL. The decrease in revenue reflects the fact that the number of airlines and subsequently, the number of aircraft licensed to use the Company's software has decreased This result is directly attributable to the current budgetary constraints of the airline industry in general.

General and administrative expense decreased from $58,683 in the 2001 period to $50,519 in the 2002 period.

Consulting and contract labor expenses have decreased from $51,990 to $27,800. Product marketing increased from $0 to $5,583 and legal expense increased from $2,119 to $5,316.

Depreciation and amortization expenses decreased by $86,792 to $22,951.

Net gain of $7,210 for the three months ended March 31, 2002 compared to a loss of $70,860 for the three months ended March 31, 2001 reflects the continuing efforts of management to contain expenses, along with the significant decrease in the depreciation and amortization expenses.



Liquidity and Capital Resources

At March 31, 2002, the Company had a working capital deficit of $723,992. The accruing preferred share dividends payable substantially contributed to this deficit. The Company had positive cash flow from operations during the three months ended March 31, 2002. It has been sufficient to provide the necessary funds for marketing, for continued development of the Company's products but not adequate to fund payment of the Company's dividend obligations on outstanding preference shares. The Company has negotiated a restructuring and reduction of certain amounts owed to two of its largest creditors and to a deferred payment plan on these obligations. It is current with these agreements.


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


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
EXHIBIT
DESCRIPTION
  2.
Plan and Agreement of Merger and Amalgamation, dated as of May 13, 1997, among the Company, SGI Holding Corporation Limited, IEL and Harrah's Interactive Investment Company. (Incorporated by reference to the same numbered exhibit to the Registrant's Form 8-K as filed with the SEC on
June 27, 1997.)
  3.i(a)
Articles of Incorporation (Yukon Territory). (Incorporated by reference to
Exhibit 1.1 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on October 12, 1993.)
  3.i(b)
Certificate of Continuance (Bermuda). (Incorporated by reference to
Exhibit 1.2 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 16, 1996.)
  3.ii
Byelaws as amended. (Incorporated by reference to the same numbered exhibit to the Registrant's Annual Report on Form 10-K/A No. 2 as filed with the SEC on July 8, 1998.)
  4.1
Escrow Agreement dated May 27, 1992, as amended, among Montreal Trust Company of Canada, the Company and certain shareholders. (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on October 12, 1993.)
  4.2
Redemption Agreement, dated as of February 25, 1997, between the Company and Anthony Clements and Rex Fortescue. (Incorporated by reference to
Exhibit 3.12 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 12, 1997.)
  4.3
Redemption and Cancellation Agreement, dated as of April 30, 1997, between the Company and Sky Games International, Inc. (Incorporated by reference to Exhibit 3.13 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 12, 1997.)
  4.4
Shareholder Rights Agreement dated June 17, 1997, between the Company and Harrah's Interactive Investment Company. (Incorporated by reference to Exhibit 3.15 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 12, 1997.)
  4.5
Registration and Preemptive Rights Agreement dated June 17, 1997, between the Company and Harrah's Interactive Investment Company. (Incorporated by reference to Exhibit 4(a) to the Registrant's Form 8-K as filed with the
SEC on June 27, 1997.)
  4.6
Registration Rights Agreement, dated June 17, 1997, between the Company and B/E Aerospace, Inc. (Incorporated by reference to Exhibit 4(b) to the Registrant's Form 8-K as filed with the SEC on June 27, 1997.)
  4.7
Subscription Agreement, dated as of October 22, 1997, between the Company and Henderson International Investments Limited. (Incorporated by reference to Exhibit 3.22 to the Registrant's Quarterly Report on Form 10-Q/A No. 1
as filed with the SEC on July 8, 1998.)
  4.8
Subscription Agreement, dated as of October 22, 1997, between the Company and Michael A. Irwin. (Incorporated by reference to Exhibit 3.23 to the Registrant's Quarterly Report on Form 10-Q/A as filed with the SEC on
July 8, 1998.)
  4.9
First Amendment to Registration and Preemptive Rights Agreement dated
March 18, 1998 between the Company and Harrah's Interactive Investment Company. (Incorporated by reference to Exhibit 99.22 to the Registrant's Amended Registration Statement on Form S-3 as filed with the SEC on
July 15, 1998.)
  4.10
First Amendment to Subscription Agreement between the Company and Henderson International Investments Limited dated as of April 2, 1998. (Incorporated by reference to Exhibit 99.23 to the Registrant's Amended Registration Statement on Form S-3 as filed with the SEC on July 15, 1998.)
  4.11
Securities Purchase Agreement between the Company and each of Marshall Capital Management, Inc. (formerly Proprietary Convertible Investment
Group, Inc.) and CC Investments, LDC dated as of December 17, 1997. (Incorporated by reference to Exhibit 99 to the Registrant's Form 8-K as filed with the SEC on December 24, 1997.)
  4.12
Registration Rights Agreement between the Company and each of Marshall Capital Management, Inc. (formerly Proprietary Convertible Investment
Group, Inc.) and CC Investments, LDC dated as of December 17, 1997 (Incorporated by reference to Exhibit 4(c) to the Registrant's Form 8-K as filed with the SEC on December 24, 1997.)
  4.13
Securities Purchase Agreement between the Company and Palisades Holding, Inc. dated February 20, 1998. (Incorporated by reference to Exhibit 99.6 to the Registrant's Amended Registration Statement on Form S-3 as filed with the SEC on July 15, 1998.)
  4.14
Registration Rights Agreement between the Company and Palisades Holding, Inc. dated February 20, 1998. (Incorporated by reference to Exhibit 99.5 to the Registrant's Amended Registration Statement on Form S-3 as filed with the SEC on July 15, 1998.)
  4.15
Securities Agreement between the Company and B/E Aerospace, Inc. dated
June 25, 1998. (Incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K filed with the SEC on July 2, 1998.)
 10.5*
Services Agreement, dated as of November 7, 1995, between IEL and
Singapore Airlines Limited. (Incorporated by reference to Exhibit 3.9 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as
filed with the SEC on September 16, 1996.)
 10.6*
Software License and Software Services Agreement, dated as of November 7, 1995, between IEL and Singapore Airlines Limited. (Incorporated by reference to Exhibit 3.10
to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 16, 1996.)
 10.7
Sublease Agreement dated as of June 5, 1997, between IEL and Harrah's Operating Company, Inc. (Incorporated by reference to Exhibit 3.11 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 12, 1997.)
 10.8
Consulting Agreement, dated as of April 30, 1997, between the Company and James P. Grymyr. (Incorporated by reference to Exhibit 3.14 to the Registrant's Annual Report on Form 20-F (file No. 0-22622) as filed with the SEC on September 12, 1997.)
 10.9*
Software License Agreement dated June 17, 1997, between the Company and Harrah's Interactive Investment Company. (Incorporated by reference to
Exhibit 3.16 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 12, 1997.)
 10.10
Continuing Services Agreement dated June 17, 1997, between the Company and Harrah's Interactive Entertainment Company. (Incorporated by reference to Exhibit 3.17 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 12, 1997.)
 10.11
Termination Agreement and Release, dated as of June 17, 1997, among the Company, SGI Holding Corporation Limited, IEL, Harrah's Interactive Investment Company, and Harrah's Interactive Entertainment Company. (Incorporated by reference to Exhibit 3.21 to the Registrant's Annual Report on Form 20-F (File No. 0-22622 as filed with the SEC on September 12, 1997.) 11.11**
Investment Agreement dated September 22, 2001, between the Company and
Asset China Investments Ltd.
11.12**
Investment Agreement dated November 1, 2001, between the Company and Lee John Associates.
27**
Financial Data Schedule
*Confidential treatment has been granted.
**Submitted herewith.


Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CREATOR CAPITAL LIMITED


BY:   "Deborah Fortescue-Merrin"
              President

Dated:  May 15, 2002