Form 10-Q
period 2002-06-30
CREATOR CAPITAL LTD
filed 2002-08-14
CIK 882537

SECURITIES AND EXCHANGE COMMISSION

                                   Washington, D.C. 20549

                                          FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

The registrant had 87,782,611 shares of common stock outstanding as of June 30, 2002.

Exhibit index is located on page 13.



CREATOR CAPITAL LIMITED

INDEX



PART I. FINANCIAL INFORMATION                                               PAGE

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets - June 30, 2002 and December 31, 2001              3

Consolidated Statements of Operations - Three Months ended June 30, 2002
        and June 30, 2001                                                      4

Consolidated Statements of Operations - Six Months ended June 30, 2002
        and June 30, 2001                                                      4

Consolidated Statements of Cash Flows - Six Months ended June 30, 2002
        and June 30, 2001                                                      5

Consolidated Statement of Shareholders' Equity (Deficit)                       6

Notes to Consolidated Financial Statements                                     7


Item 2. Management's Discussion and Analysis of Financial Condition and       10
            Results of Operations


PART II. OTHER INFORMATION

Item 6.(a) Exhibits                                                           13




PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     CREATOR CAPITAL LIMITED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                             June 30     June 30,   December 31,
                                               2001        2002         2001
                                                 $           $            $
Current Assets                              -----------------------------------
  Cash and cash equivalents                   111,887     152,948        90,890

Accounts and notes receivable                 177,450     107,707       143,380
  Prepaid expenses                            106,337      48,042        70,079
                                             -----------------------------------
    Total current assets                      395,674     308,697       304,329
                                           -------------------------------------

Furniture, fixtures and equipment, at cost    460,809     484,485       468,343
  Less:  accumulated depreciation            (331,865)   (424,834)     (378,932)
    Furniture, fixtures and equipment, net    128,944      59,651        89,411


Advance to China Investments                       -      115,030       108,030
    Total assets                              524,618     483,378       501,770

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accrued Dividends                             795,448     930,709       828,091
Accounts payable and accrued expenses         273,893     136,467       159,532
  Notes Payable, Current Liabilities           18,000      18,000        18,000
                                            ------------------------------------
    Total current liabilities               1,087,341   1,085,176     1,005,623

    Notes Payable, Long Term                   66,322      66,322        66,322
                                            ------------------------------------
                                            1,153,663   1,151,498     1,071,945

Shareholders' equity
  Class A preferred shares, $0.01 par value,
    Authorized - 3,000 shares,
    Outstanding - 2,237 shares                     22           22           22
  Class B preferred shares, $0.01 par value,
    Authorized - 5,000,000 shares,
    Outstanding - 2,075 and 2,662 shares            1            0            1
    Common shares, $0.01 par value
    Authorized - 100,000,000 shares;
    Outstanding 87,782,611 and
       24,367,414 shares                      990,251    1,065,314      873,026
   Additional paid-in-capital              65,296,772   65,213,731   65,405,998
   Accumulated deficit                    (66,916,091) (66,947,187) (66,849,222)
                                          --------------------------------------
                                             (629,045)    (668,120)    (570,175)
                                          --------------------------------------
  Total liabilities and
    shareholders' equity                      524,618      483,378      501,770
                                           =====================================



                        CREATOR CAPITAL LIMITED AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)

                                          Three Months           Six Months
                                         Ended June 30,        Ended June 30,
                                        2001       2002       2001       2002
                                           $        $           $        $
                                    --------------------------------------------

Revenue                               144,385     90,014     295,595    209,262
                                    --------------------------------------------
Operating Expenses
  Depreciation and amortization        70,212     22,950     201,222     45,901
  Consulting and contract labor        24,500     21,775      57,012     61,733
  General and administrative           40,778     38,206      84,756     64,500
  Legal                                    --      9,067       2,119     14,383
  Marketing                             5,068      2,475       5,068      8,058
  Sky Play Management                  44,000         --      80,000     12,067
                                    --------------------------------------------
                                      184,558     94,473     430,177    206,642
                                    --------------------------------------------
Other (Income) and Expense
  Interest income                      (1,116)      (266)     (1,581)      (397)
                                    --------------------------------------------
Net Income (loss)                     (39,057)    (4,193)   (133,001)     3,017
                                    ============================================

BASIC AND DILUTED LOSS PER SHARE
Numerator for basic and diluted
loss per share:
  Net Income (loss)                   (39,057)    (4,193)   (133,001)     3,017
  Preferred stock dividends           (86,740)   (49,294)    (86,740)  (100,982)
                                    --------------------------------------------
  Gain (loss) to common shareholders (125,797)   (53,487)   (219,741)   (97,965)
                                    ============================================

Denominator for basic and
diluted loss per share:
  Weighted average shares
    Outstanding                   50,583,529  90,424,191  50,583,529  90,424,191
                                  ==============================================

Net loss per share                     0.002      0.0006       0.004       0.011
                                  ==============================================




                        CREATOR CAPITAL LIMITED AND SUBSIDIARIES
                               STATEMENTS OF CASH FLOW
                                    (UNAUDITED)

                                                   Six Months       Six Months
                                                     Ended            Ended
                                                    June 30,         June 30,
                                                      2001             2002
                                                 ------------------------------
OPERATING ACTIVITIES
  Net Loss                                         (133,001)         (97,965)
Reconciliation of net loss to net cash used
in operating activities:
  Depreciation and amortization                     201,222           45,902
  Other
  Changes in assets/liabilities:
  (excluding effect of acquisition)
    Accounts receivable                             (15,550)          35,673
    Prepaid expenses                                (29,582)          22,037
    Accounts payable and accrued expenses           (53,281)         (23,065)
                                                 -----------------------------
      Net cash provided by (used in)
      operating activities                          (30,192)         (17,418)
                                                 -----------------------------
INVESTING ACTIVITIES
  Website                                           (11,825)          (7,000)
  (Purchases) sales of property and equipment        (2,860)         (16,142)
      Net cash provided by (used in)             -----------------------------
      investing activities                          (14,685)         (23,142)
                                                 -----------------------------
FINANCING ACTIVITIES
  Conversion of preferred shares to common shares   170,690               20
  Payment of preferred stock dividends              (86,740)         102,618
  Notes payable                                      (1,500)              --
      Net cash provided by (used in)             ----------------------------
      financing activities                           82,450          102,638
                                                 ----------------------------

Net increase (decrease) in cash                      37,573           62,078
Cash, beginning of period                            74,314           90,870
                                                 ----------------------------
Cash, end of period                                 111,887          152,948
                                                 ============================


                     CREATOR CAPITAL LIMITED AND SUBSIDIARIES
              Consolidated Statement of Shareholders' Equity (Deficit)
                      For the Six Months Ended June 30, 2002


                                        June 30        June 30       December 31
                                         2001           2002            2001
                                           $              $               $
                                      ------------------------------------------

Balance, December 31, 2000 (1999)     (66,696,350)   (66,849,222)   (66,696,350)

Current Period's Accruing                (133,001)         3,017         50,527

Preferred Stock Dividends                 (86,740)      (100,982)      (203,399)

Balance, end of Period                (66,916,091)   (66,947,187)   (66,849,222)






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

On January 13, 1998, the Company completed the acquisition of all the outstand-ing capital stock of Inflight Interactive Limited ("IIL") in exchange for 500,000 shares of the Company's $.01 par value common stock (the "Common Stock"). IIL is a United Kingdom developer and provider of amusement games to the airline industry. The games are marketed under the name Sky Play and, as of June 30, 2002, currently are operating on a number of airlines: Air China, Cathay Pacific, Continental, Emirates, Japan Airlines and Malaysia Airlines. The purchase agreement provides for the Company to issue up to 250,000 additional shares of Common Stock to the previous owners of IIL upon achievement of certain milestones regarding implementation of the Company's Sky Games gaming software with an international airline to be designated by the parties. The acquisition was accounted for using the purchase method.

On September 22, 2001, the Company entered into an Investment agreement with Asset China Investments Ltd. ("Asset China"). Asset China holds 70% of the
Outstanding shares of Beacon Hill Enterprises Ltd. Beacon Hill holds the License for and operates one of two major Soccer Betting Lottery locations in Guangzhou City, Guangdong Province, People's Republic of China. In exchange for 1,500,000 shares of the Company's Common Stock, and an investment of up to HK$1,500.000 (US$ 180,050.00), the Company receives 80% of the proceeds of the business profits generated from Asset China's sports betting and lottery assets. To date, the Company has forwarded HK$900,000.00 (US$108,030.00). Subsequently, Asset China has informed CCL that it has changed its name to Trade Watch Consultants Ltd.

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

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") effective January 1, 1998. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company's comprehensive income (loss) is substantial-ly equivalent to net income (loss) for the three months ended June 30, 2002 and 2001, respectively.

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

Effective June 17, 1997, pursuant to a Plan and Agreement of Merger and Amalga-mation dated May 13, 1997; Old IEL was merged into the Company (the "Amalgama-tions"). As part of the Amalgamations, the Management Agreement with
Harrah's  was  terminated.   Harrah's  received  a  total of 5,879,040 shares of
Common Stock in exchange for its 20% ownership interest in Old IEL and as consideration for the termination of the Management Agreement. The Amalgamation has been accounted for under the purchase method. The shares issued to Harrah's were valued at $26,255,793 based on the average quoted market price of the Company's Common Stock when the Amalgamations were announced, or $4.466 per share.


NOTE 4 - SHAREHOLDERS' EQUITY

In December 1994, the Company discontinued an engineering and marketing arrange-ment with B/E Aerospace, Inc. ("BEA"). As part of the termination, the Company issued to BEA a promissory note in the original principal amount of $2.5 million at 12% per annum. On February 28, 1997, an agreement was reached with BEA to exchange the note, in the amount of $2,737,000, including accrued and unpaid interest, for Class A Preference Shares at $1,000 per share. The exchange for 2,737 Class A Preference Shares was completed in June 1997. During 1998, the Company and BEA agreed that the Company would redeem the Class A Preference Shares in installments beginning June 30, 1998. The Company redeemed 500 shares at their redemption price of $1,000 per share during 1998, but has been unable to redeem additional shares.

The Class A Preference Shares are convertible at any time into a number of Shares of Common Stock determined by dividing $1,000 per share of Class A Preference Shares, plus any accrued and unpaid dividends thereon by: (i) prior to August 31, 1999, a conversion price equal to 65% of the average mean of the closing bid and ask prices of the Common Stock for the 20 trading days prior to the conversion (the "Market Price") and (ii) after August 31, 1999, a conversion price equal to 60% of the Market Price. Dividends on the Class A Preference Shares are cumulative and payable quarterly at an annual dividend rate of 9%. The Company, at its option, may redeem the Class A Preference Shares, in whole or in part, at any time and from time to time, at a redemption price of $1,000 per share plus any accrued and unpaid dividends thereon. The Company is not required to redeem the Class A Preference Shares. Upon liquidation, holders of the Class A Preference Shares will be entitled to repayment of an amount equal to $1,000 per share plus accrued and unpaid dividends, prior to anydistribu-tions to holders of common Stock. Unpaid dividends of $930,709 were in arrears as of June 30, 2002 and are included on the Consolidated Balance Sheets in Accounts Payable and Accrued Expenses. The Class A Preference Shares does not have any voting rights.

As part of the Amalgamation, Harrah's entered into the "Registration and Pre-Emptive Rights Agreement" under which, among other things, Harrah's has the right to receive additional shares of Common Stock at $.01 per share in order to maintain their ownership percentage in the Company in the event that the Class A Preference Shares held by BEA are converted into Common Stock. The value of any such shares of Common Stock issued to Harrah's will be accounted for as an adjustment to the purchase price incurred in the Amalgamation when and if such shares are issued.

On December 17, 1997, the Company issued 1,000 shares of Series A Convertible Preference Shares of the Company's Class B Preferred Stock for a total consider-ation of $1,000.000. The Class B Series A Preference Shares are convertible into a number of shares of Common Stock, determined by dividing the stated value of $1,000 per share by the lesser of: $3.2038 (the "Fixed Conversion Price") and a price (the "Floating Conversion Price") calculated as 85% of the average of the three lowest closing bid prices for the Common Stock during the thirty trading days occurring immediately prior to, but not including, the conversion date. Dividends are cumulative and may be paid, at the option of the Company and with prior notice, in additional shares of Common Stock at an annual divid-end rate of 8%. Warrants for the purchase of 61,718 shares of Common Stock were issued in connection with the issuance of the Series A Class B Convertible Preference Shares. The warrants expired on December 17, 1999. The Company exercised an option of selling a second tranche with 123,432 warrants for an aggregate purchase price of $2,000,000 on July 24, 1998. As of December 31,
1999, 680 shares of the Class B Series A Preference Shares had been submitted for conversion into 25,600,012 shares of Common Stock. All Common Stock issuable upon the conversions has been issued except for 3,492,426 shares. In January, 1999, two holders of the Class B Series A Preference Shares agreed to amend the conversion terms so that the Floating Conversion Price will not be less than $0.25 per share. As of December 31, 1999, a total of 1,720 shares of the Class B Series A Preference Shares were outstanding. As of March 31, 2000, 1,000 Class B Series A Preference Shares, convertible at $0.25 per share, had been submitted for conversion into 4,480,000 shares of Common Stock. As of March 31, 2000, 600 of the Class B Series A Preference Shares were submitted for conversion into 22,588,233 shares of Common Stock. The remaining 120 Class B Series A Preference Shares are convertible into 480,000 shares of Common Stock at $0.25 per share. Subsequent to the year end, these shares were submitted for conversion, and 480,000 common shares were issued on January 8, 2001.

As of February 20, 1998, the Company sold 300 shares of Class B Series B Convertible Preferred Stock at $1,000 per share. The Class B Series B Convert-ible Preferred Shares have the same dividend and conversion features as the
Class B Series A Preferred Shares. The investor also received a warrant to purchase 18,515 shares of Common Stock at a price of $3.2038 for 18 months. As of September 30, 1999, 38 shares of the Series B Class B shares had been converted into Common Stock and 262 shares remained outstanding. As of March 31, 2000, the 262 shares were submitted for conversion into 9,863,529 shares of common stock.

The unpaid dividends were included in the March 31, 2000 conversion submission.


NOTE 6 - AGREEMENT REGARDING REDEMPTION OF PERFORMANCE SHARES

When the Company acquired the rights to the inflight gaming software from Sky Games International, Inc. ("SGII") on November 7, 1991, a portion of the consideration was 3,000,000 shares of Common Stock which, according to then applicable requirements, were placed in escrow, to be released on the basis of one share for each U.S. $1.78 of net cash flow generated from the assets over a ten-year period (the "Performance Shares"). 2,000,000 of the Performance Shares were issued to SGII (87% of the outstanding stock of which was owned by James P. Grymyr, formerly a director of the Company, and his wife) and 1,000,000 shares were issued to Anthony Clements, a director of the Company. An additional 525,000 shares, which were issued to Dr. Rex E. Fortescue, formerly a director of the Company, are held in the escrow on the same terms and are also included as Performance Shares. Each of Messrs. Clements and Fortescue, as of April 30, 1997, agreed to allow the Company to redeem and cancel the Performance Shares when and if they are released from escrow for any reason whatsoever (the "Redemption Agreement"). As consideration for such agreement to tender the Performance Shares for cancellation by the Company in the event they are ever released from the escrow, the Company has issued 508,333 shares of Common Stock, respectively. SGII, as of April 30, 1997, also agreed that it would tender the 2,000,000 Performance Shares, which it holds for cancellation by the Company when and if such Performance Shares are released from escrow for any reason whatsoever (the "Redemption and Cancellation Agreement"). As consideration of such agreement, in February 1997, the Company expensed the outstanding balance of a note made by SGII to the Company in the approximate amount of $550,000 and issued to SGII 80,590 shares of Common Stock. In the event the Performance Shares are not released prior to six months after the end of the Company's financial year ending in the year 2002, the Performance Shares will automatic-ally be canceled in accordance with the terms of the escrow agreement.

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

Although the Performance Shares have no rights they are still issued and out-standing, therefore they are included in the per share calculations for all periods presented. Effective December 31, 2000 they are considered outstanding for financial statement purposes


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Creator Capital Limited ("CCL" or the "Company"), formerly known as Interactive Entertainment Limited ("IEL"), is a Bermuda exempted company, which was incorp-orated on January 28, 1981. The Company's activities had been focused on providing inflight gaming software and services by developing, implementing and operating a computer-based interactive video entertainment system of gaming and other entertainment activities on, but not limited to, the aircraft of inter-national commercial air carriers.

On January 13, 1998, the Company completed the acquisition of all of the out-standing stock of Inflight Interactive Limited ("IIL") in exchange for 500,000 shares of the Company's Common Stock. IIL is a U.K. developer and provider of amusement games to the airline industry. CCL currently operates the "IIL" games under the name SkyPlay. As of June 30, 2002, Sky Play games are currently installed and operating on Air China, Cathay Pacific, Emirates Air and Japan Air Lines. During the second quarter of 2002, the number of airline customers decreased from six to four, and the number of installed aircraft decreased to 116.

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

CCL's principal activities through December 31, 2000, consisted of simplifying, and redesigning the Sky Games inflight gaming software and marketing and supporting the Sky Play PC amusement game software. CCL continues to provide its amusement game software to Air China, American Airlines, Cathay Pacific Airways, Continental, EgyptAir, Japan Air Lines, Lauda Air and Malaysia Airlines. Emirates Air was added as a client in 2000, while Virgin Atlantic ceased to be a client. CCL's Sky Play revenues increased from US$507,000 during 1999 to US$537,000 during 2000.

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

As of December 31, 2001, both Egypt Air and Lauda Air ceased to be clients due to budgetary constraints. As of March 31, 2002, American Airlines suspended use of the Sky Play games. Those aircraft installed with the Matsushita 2000 IFE systems were redeployed to short haul Caribbean routes due to a budgetary realignment of the fleet. As of June 30, 2002, Continental Airlines and Malaysia Air ceased to be clients.

CCL's principal activities through June 30, 2002 continued to focus on those activities outlined for December 31, 2001. CCL is continuing to develop the www.china-lotteries.com website. The completion of this site will enable CCL to optimize the potential of its investment in China.

Subsequent to June 30, 2002, Steve Rosenberg resigned as a Director effective July 12, 2002 due to professional commitments. He remains active as a consultant to the Company. On August 1, 2002, J. B. (Jack) Isles passed away suddenly. His valuable advice and active interest in CCL will be sorely missed.

Results of Operations

Six Months Ended June 30, 2002 and 2001

Revenue from operations for the six months ended June 30, 2002 was $209,262 compared to $295,595 during the six months ended June 30, 2001. Revenue consisted of fees generated from the Sky Play amusement games acquired with the purchase of IIL. The decrease in revenue reflects the fact that the number of airlines and subsequently, the number of aircraft licensed to use the Company's software has decreased. This result is directly attributable to the current budgetary constraints of the airline industry in general and increased competition.

General and administrative expense decreased from $84,756 in the 2001 period to $64,500 in the 2002 period.

Consulting and contract labor expenses have increased from $57,012 to $61,733. Product marketing increased from $5,068 to $8,058 and legal expense I ncreased from $2,119 to $14,383.

Depreciation  and  amortization  expenses decreased  from  $201,222 to $45,901.

Net gain of $3,017 for the six months ended June 30, 2002 compared to a loss of $133,001 for the six months ended June 30, 2001 reflects the continuing efforts of management to contain expenses, along with the significant decrease in the depreciation and amortization expenses.

Liquidity and Capital Resources

At June 30, 2002, the Company had a working capital deficit of $776,479. The accruing preferred share dividends payable substantially contributed to this deficit. The Company had positive cash flow from operations during the six months ended June 30, 2002. It has been sufficient to provide the necessary funds for marketing, for continued development of the Company's products but not adequate to fund payment of the Company's dividend obligations on outstanding preference shares. The Company has negotiated a r estructuring and reduction of certain amounts owed to two of its largest creditors and to a deferred payment plan on these obligations. It is current with these agreements.


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


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
EXHIBIT
DESCRIPTION
  2.
Plan and Agreement of Merger and Amalgamation, dated as of May 13, 1997, among the Company, SGI Holding Corporation Limited, IEL and Harrah's Interactive Investment Company. (Incorporated by reference to the same numbered exhibit to the Registrant's Form 8-K as filed with the SEC on June 27, 1997.)
  3.i(a)
Articles of  Incorporation  (Yukon Territory).  (Incorporated by reference to
Exhibit 1.1 to the Registrant's Annual Report on Form 20-F (File No. 0-22622)
As filed with the SEC on October 12, 1993.)
  3.i(b)
Certificate of Continuance (Bermuda). (Incorporated by reference to Exhibit 1.2 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 16, 1996.)
  3.ii
Byelaws as amended. (Incorporated by reference to the same numbered exhibit to the Registrant's Annual Report on Form 10-K/A No. 2 as filed with the SEC on July 8, 1998.)
  4.1
Escrow Agreement dated May 27, 1992, as amended, among Montreal Trust Company of Canada, the Company and certain shareholders. (Incorporated by reference to
Exhibit 3.2 to the Registrant's Annual Report on Form 20-F (FileNo. 0-22622) as filed with the SEC on October 12, 1993.)
  4.2
Redemption Agreement, dated as of February 25, 1997, between the Company and Anthony Clements and Rex Fortescue. (Incorporated by reference to Exhibit 3.12 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 12, 1997.)
  4.3
Redemption and Cancellation Agreement, dated as of April 30, 1997, between the Company and Sky Games International, Inc. (Incorporated by reference to Exhibit
3.13 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 12, 1997.)
  4.4
Shareholder Rights Agreement dated June 17, 1997, between the Company and Harrah's Interactive Investment Company. (Incorporated by reference to Exhibit
3.15 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 12, 1997.)
  4.5
Registration and Preemptive Rights Agreement dated June 17, 1997, between the Company and Harrah's Interactive Investment Company. (Incorporated by reference to Exhibit 4(a) to the Registrant's Form 8-K as filed with the SEC on June 27, 1997.)
  4.6
Registration Rights Agreement, dated June 17, 1997, between the Company and B/E Aerospace, Inc. (Incorporated by reference to Exhibit 4(b) to the Registrant's Form 8-K as filed with the SEC on June 27, 1997.)
  4.7
Subscription Agreement,  dated as of October 22, 1997, between  the Company and
Henderson  International  Investments Limited.   (Incorporated by reference  to
Exhibit 3.22 to the Registrant's Quarterly Report on Form 10-Q/A No. 1 as filed with the SEC on July 8, 1998.)
  4.8
Subscription Agreement, dated as of October 22, 1997, between the Company and Michael A. Irwin. (Incorporated by reference to Exhibit 3.23 to the Registrant's Quarterly Report on Form 10-Q/A as filed with the SEC on July 8, 1998.)
  4.9
First Amendment to Registration and Preemptive Rights Agreement dated March 18, 1998 between the Company and Harrah's Interactive Investment Company. (Incorp-orated by reference to Exhibit 99.22 to the Registrant's Amended Registration Statement on Form S-3 as filed with the SEC on July 15, 1998.)
  4.10
First Amendment to Subscription Agreement between the Company and Henderson International Investments Limited dated as of April 2, 1998. (Incorporated by reference to Exhibit 99.23 to the Registrant's Amended Registration Statement
on Form S-3 as filed with the SEC on July 15, 1998.)
  4.11
Securities Purchase Agreement between the Company and each of Marshall Capital Management, Inc. (formerly Proprietary Convertible Investment Group, Inc.) and CC Investments, LDC dated as of December 17, 1997. (Incorporated by reference to Exhibit 99 to the Registrant's Form 8-K as filed with the SEC on December 24, 1997.)
  4.12
Registration Rights Agreement between the Company and each of Marshall Capital Management, Inc. (formerly Proprietary Convertible Investment Group, Inc.) and CC Investments, LDC dated as of December 17, 1997 (Incorporated by reference to
Exhibit 4(c) to the Registrant's Form 8-K as filed with the SEC on December 24, 1997.)
  4.13
Securities Purchase Agreement between the Company and Palisades Holding, Inc. dated February 20, 1998. (Incorporated by reference to Exhibit 99.6 to the Registrant's Amended Registration Statement on Form S-3 as filed with the SEC on July 15, 1998.)
  4.14
Registration Rights Agreement between the Company and Palisades Holding, Inc. dated February 20, 1998. (Incorporated by reference to Exhibit 99.5 to the Registrant's Amended Registration Statement on Form S-3 as filed with the SEC on July 15, 1998.)
  4.15
Securities Agreement between the Company and B/E Aerospace, Inc. dated June 25, 1998. (Incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K filed with the SEC on July 2, 1998.)
 10.5*
Services Agreement, dated as of November 7, 1995, between IEL and Singapore Airlines Limited. (Incorporated by reference to Exhibit 3.9 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 16, 1996.)
 10.6*
Software License and Software Services Agreement, dated as of November 7, 1995, between IEL and Singapore Airlines Limited. (Incorporated by reference to Exhibit
3.10 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 16, 1996.)
 10.7
Sublease Agreement dated as of June 5, 1997, between IEL and Harrah's Operating Company, Inc. (Incorporated by reference to Exhibit 3.11 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 12, 1997.)
 10.8
Consulting Agreement, dated as of April 30, 1997, between the Company and James
P. Grymyr. (Incorporated by reference to Exhibit 3.14 to the Registrant's Annual Report on Form 20-F (file No. 0-22622) as filed with the SEC on September 12, 1997.)
 10.9*
Software License Agreement dated June 17, 1997, between the Company and Harrah's Interactive Investment Company. (Incorporated by reference to Exhibit 3.16 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 12, 1997.)
 10.10
Continuing Services Agreement dated June 17, 1997, between the Company and Harrah's Interactive Entertainment Company. (Incorporated by reference to
Exhibit 3.17 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 12, 1997.)
 10.11
Termination Agreement and Release, dated as of June 17, 1997, among the Company, SGI Holding Corporation Limited, IEL, Harrah's Interactive Investment Company, and Harrah's Interactive Entertainment Company. (Incorporated by reference to
Exhibit 3.21 to the Registrant's Annual Report on Form 20-F (File No. 0-22622 as filed with the SEC on September 12, 1997.)
11.11**
Investment Agreement dated September 22, 2001, between the Company and Asset China Investments Ltd.
11.12**
Investment Agreement dated November 1, 2001, between the Company and Lee John Associates.
27**
Financial Data Schedule
*Confidential treatment has been granted.
**Submitted herewith.

Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CREATOR CAPITAL LIMITED


BY:   "Deborah Fortescue-Merrin"
              President

August 12, 2002