Form 10-Q
period 2002-09-30
CREATOR CAPITAL LTD
filed 2002-11-15
CIK 882537

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed bySection 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The registrant had 90,424,191 shares of common stock outstanding as of September 30, 2002.

Exhibit index is located on page 11.

                          CREATOR CAPITAL LIMITED
               (formerly Interactive Entertainment Limited)

                                   INDEX



PART I. FINANCIAL INFORMATION                                             PAGE

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets - September 30, 2002 and December 31, 2000      3

Consolidated Statements of Operations - Nine Months ended
   September 30, 2002 and September 30, 2001                                4

Consolidated Statements of Cash Flows - Nine Months ended
   September 30, 2002 and September 30, 2001                                5

Consolidated Statement of Shareholders' Equity (Deficit)                    6

Notes to Consolidated Financial Statements                                  7


Item 2.  Management's Discussion and Analysis of Financial Condition and    8
            Results of Operations


PART II. OTHER INFORMATION

Item 6.  (a) Exhibits Index                                                11

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                            CREATOR CAPITAL LIMITED
                           CONSOLIDATED BALANCE SHEETS
                  For the Nine Months Ended September 30, 2002
     (with comparative figures to September 30, 2002 and December 31, 2001)
                                  (UNAUDITED)

                                     ASSETS

                                      September     September   December
                                         30             30          30
                                        2001           2002        2000
-------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents             28,214      139,642       90,870
  Accounts and notes receivable,       192,450       75,717      143,380
  Prepaid expenses
    Total current assets                77,587       46,167       70,079
------------------------------------------------------------------------
                                       298,251      261,526      304,329

Furniture, fixtures and equipment       95,855       47,437       89,411
Game software (net of amortization)     14,364           --           --
Website investment                     108,030      115,030      108,030
------------------------------------------------------------------------
    Total assets                       516,500      423,993      501,770
------------------------------------------------------------------------
                                  LIABILITIES
Current liabilities
Accrued Dividends                      887,410      973,743      828,091
Accounts payable and
  accrued expenses                     111,930       82,655      159,532
Notes Payable                               --       18,000       18,000
------------------------------------------------------------------------
   Total current liabilities           999,340    1,074,398    1,005,623

   Notes Payable, Long Term            102,322       66,322       66,322
------------------------------------------------------------------------
                                     1,101,662    1,140,720    1,071,945
------------------------------------------------------------------------

                              SHAREHOLDERS' EQUITY
Class A preferred shares,
    $0.01 par value,                        22           22           22
  Authorized: 3,000 shares;
  Issued: 2,237 shares
Class B preferred shares,
    $0.01 par value,
  Authorized: 5,000,000 shares;
  Issued: 100 and 2,075 shares               1           21           21
Common shares, $0.01 par value,
   Authorized: 100,000,000 shares;
   Issued:  90,424,191
     and 87,782,611 shares             972,526    1,065,294      873,026
Additional paid-in-capital          65,306,498   65,213,731   65,405,998
Accumulated deficit                (66,864,209) (66,995,775) (66,849,222)
-------------------------------------------------------------------------
                                      (585,162)    (716,727)    (570,175)
-------------------------------------------------------------------------
Total liabilities and
   shareholders' equity                516,500      423,993      501,770
=========================================================================

APPROVED ON BEHALF OF THE BOARD:

/s/  Deborah Forterscue-Merrin               /s/  Michael Bartlett
-------------------------------              ----------------------------
DEBORAH FORTESCUE-MERRIN                          MICHAEL BARTLETT

                             CREATOR CAPITAL LIMITED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Nine Months Ended September 30, 2002
                (with comparative figures to September 30, 2001)
                                  (UNAUDITED)

                                 Three Months Ended       Nine Months Ended
                                    September 30,           September 30,
                                 2001         2002        2001        2002
---------------------------------------------------------------------------
                                   $            $           $           $
Revenue.                        155,460       56,710     451,055     265,972

Operating Expenses
  Amortization and depreciation  21,264       22,951     222,486      68,852
  Consulting and contract labor  28,196       26,937      86,268      88,670
  General and administrative     30,897       23,808     114,773      88,308
  Legal                              --           --       2,119      14,383
  Marketing                      11,022          772      17,426      .8,830
  Sky Play technical support     13,848        3,619     109,177      15,686
-----------------------------------------------------------------------------
                                105,227       78,097     552,249     284,729
-----------------------------------------------------------------------------
                                 50,233     (21,377)    (101,194)    (18,757)
Other:
   Expense recoveries                --      25,016       9,600       25,016
     Interest income              1,094         715       2,675        1,112
-----------------------------------------------------------------------------
                                  1,094      25,731      12,275       26,128
-----------------------------------------------------------------------------
Net (gain) loss                  51,327..     4,354     (88,919)       7,371
=============================================================================

BASIC AND DILUTED LOSS PER SHARE
Numerator for basic and diluted
loss per share:
   Net income (loss)             51,327       4,354     (88,919)       7,731
   Preferred stock dividends         --     (52,942)    (78,940)    (153,924)
-----------------------------------------------------------------------------
   Gain (loss)
    to common shareholders       51,327      48,588    (167,859)    (146,553)
=============================================================================
Denominator for basic and
diluted loss per share:
   Weighted average
     shares outstanding      87,782,611  90,424,191  87,782,611   90,424,191
=============================================================================

Net loss per share               0.0006    (0.0005)      (0.019)    (0.0166)

                             CREATOR CAPITAL LIMITED
                   STATEMENT OF CHANGES IN FINANCIAL POSITION
                  For the Nine Months Ended September 30, 2002
                (with comparative figures to September 30, 2001)
                                  (UNAUDITED)

                                                     Nine Months    Nine Months
                                                        Ended          Ended
                                                    September 30,  September 30,
                                                         2001           2002
-------------------------------------------------------------------------------
CASH PROVIDED (USED) BY:                                    $              $

OPERATING ACTIVITIES
Activity for the period:                                 (88,919)      (146,552)
Changes in non-cash working capital balances:
   Depreciation and amortization                         222,486         68,853
   Accounts receivable                                   (30,550)        67,663
   Prepaid expenses                                         (832)        23,912
   Accounts payable and accrued expenses                (123,282)       (76,877)
--------------------------------------------------------------------------------
    Net cash provided by (used in) operating activities  (21,097)       (63,001)
--------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Investment                                           (108,030)         7,000
   Website                                               (14,364)       (26,879)
  (Purchases) sales of property and equipment             (2,860)            --
--------------------------------------------------------------------------------
   Net cash provided by (used in) financing activities  (125,254)       (33,879)
--------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Equity                                                162,691             --
   Issuance of Notes Payable                              16,500             --
   Payment of Preferred Stock Dividends                  (78,940)       145,652
--------------------------------------------------------------------------------
    Net cash provided by (used in) investing activities  100,251        145,652
--------------------------------------------------------------------------------
   Net increase (decrease) in cash                       (46,100)        48,772
   Cash, beginning of period                              74,314         90,870
--------------------------------------------------------------------------------
   Cash, end of period                                    28,214         139,642
================================================================================

                            CREATOR CAPITAL LIMITED
                  CONSOLIDATED STATEMENT OF ACCUMULATED DEFICIT
                  For the Nine Months Ended September 30, 2002
      with comparative figures to September 30, 2001 and December 31, 2001)
                                  (UNAUDITED)

                                  September 30,    September 30,    December 31
                                      2001              2002            2001
-------------------------------------------------------------------------------
                                       $                  $               $
Balance, beginning of Period      (66,696,350)     (66,849,222)     (66,696,350)

Current Period's activities:

Net Income                            (88,919)           7,371           50,527

Preferred stock dividends             (78,940)        (153,924)        (203,399)
--------------------------------------------------------------------------------
Balance, end of Period            (66,864,209)     (66,995,775)     (66,849,222)

                                   SCHEDULE "A"

                             CREATOR CAPITAL LIMITED
         CONSOLIDATED STATEMENT OF GENERAL AND ADMINISTRATIVE EXPENSES
                  For the Nine Months Ended September 30, 2002
                (with comparative figures to September 30, 2001)
                                  (UNAUDITED)

                                         September 30     September 30
                                             2001             2002
-------------------------------------------------------------------------
                                               $                $

Accounting & Audit                           12,619           15,901
Annual General Meeting                        2,222            3,115
Bank Charges                                    901            1,778
Collection Fees                                  --               --
Computer Supplies                                --              648
Courier & Postage                             1,106            2,206
Foreign Exchange                                104              134
Insurance                                    44,167           20,625
Interest                                        730               58
Investor Relations                            4,279            3,691
Licenses & Filing Fees                        6,739            7,809
Office                                        5,795            9,214
Software Development and Maintenance          2,622               --
Storage                                       2,493            2,297
Telecommunication                             2,896            4,316
Trademark                                       650               --
Transfer Agent                                3,609            2,137
Travel                                       23,841           14,379
------------------------------------------------------------------------
                                            114,773           88,308
========================================================================

                     CREATOR CAPITAL LIMITED AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF OPERATIONS

The consolidated financial statements of Creator Capital Limited and Subsid-iaries ("CCL" or the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair present-ation of the results of operations for the interim periods presented. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these state-ments unless significant changes have taken place since the end of the most recent fiscal year. For this reason, the consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

On January 13, 1998, the Company completed the acquisition of all the outstanding capital stock of Inflight Interactive Limited ("IIL") in exchange for 500,000 shares of the Company's $.01 par value common stock (the "Common Stock"). IIL is a United Kingdom developer and provider of amusement games to the airline industry. The games are marketed under the name Sky Play and, as of June 30, 2002, currently are operating on a number of airlines: Air China, Cathay Pacific, Continental, Emirates, Japan Airlines, and Malaysia Airlines. The purchase agreement provides for the Company to issue up to 250,000 addition-al shares of Common Stock to the previous owners of IIL upon achievement of certain milestones regarding implementation of the Company's Sky Games gaming software with an international airline to be designated by the parties. The acquisition was accounted for using the purchase method.

On September 22, 2001, the Company entered into an Investment agreement with Asset China Investments Ltd. ("Asset China"). Asset China holds 70% of the outstanding shares of Beacon Hill Enterprises Ltd. Beacon Hill holds the license for and operates one of two major Soccer Betting Lottery locations in Guangzhou City, Guangdong Province, People's Republic of China. In exchange for 1,500,000 shares of the Company's Common Stock, and an investment of up to HK$1,500.000 (US$ 180,050.00), the Company receives 80% of the proceeds of the business profits generated from Asset China's sports betting and lottery assets To date, the Company has forwarded HK$900,000.00 (US$108,030.00). Subsequently, Asset China has informed CCL that it has changed its name to Trade Watch Consultants Ltd.

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

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") effective January 1, 1998. SFAS No. 130 established standards for the reporting and display of comprehen-sive income and its components in a full set of general-purpose financial statements. The Company's comprehensive income (loss) is substantially equivalent to net income (loss) for the nine months ended September 30, 2002 and 2001, respectively.

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

The Class A Preference Shares are convertible at any time into a number of shares of Common Stock determined by dividing $1,000 per share of Class A Preference Shares, plus any accrued and unpaid dividends thereon by: (i) prior to August 31, 1999, a conversion price equal to 65% of the average mean of the closing bid and ask prices of the Common Stock for the 20 trading days prior to the conversion (the "Market Price") and (ii) after August 31, 1999, a conversion price equal to 60% of the Market Price. Dividends on the Class A Preference Shares are cumulative and payable quarterly at an annual dividend rate of 9%. The Company, at its option, may redeem the Class A Preference Shares, in whole or in part, at any time and from time to time, at a redemption price of $1,000 per share plus any accrued and unpaid dividends thereon. The Company is not required to redeem the Class A Preference Shares. Upon liquidation, holders of the Class A Preference Shares will be entitled to repayment of an amount equal to $1,000 per share plus accrued and unpaid dividends, prior to any distribu-tions to holders of common Stock. Unpaid dividends of $856,236 were in arrears as of March 31, 2002 and are included on the Consolidated Balance Sheets in Accounts Payable and Accrued Expenses. The Class A Preference Shares does not have any voting rights.

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

On December 17, 1997, the Company issued 1,000 shares of Series A Convertible Preference Shares of the Company's Class B Preferred Stock for a total consideration of $1,000.000. The Class B Series A Preference Shares are convertible into a number of shares of Common Stock, determined by dividing the stated value of $1,000 per share by the lesser of: $3.2038 (the "Fixed Conver-sion Price") and a price (the "Floating Conversion Price") calculated as 85% of the average of the three lowest closing bid prices for the Common Stock during the thirty trading days occurring immediately prior to, but not including, the conversion date. Dividends are cumulative and may be paid, at the option of the Company and with prior notice, in additional shares of Common Stock at an annual dividend rate of 8%. Warrants for the purchase of 61,718 shares of Common Stock were issued in connection with the issuance of the Series A Class B Convertible Preference Shares. The warrants expired on December 17, 1999. The Company exercised an option of selling a second tranche with 123,432 warrants for an aggregate purchase price of $2,000,000 on July 24, 1998. As of December 31, 1999, 680 shares of the Class B Series A Preference Shares had been submitted for conversion into 25,600,012 shares of Common Stock. All Common Stock issuable upon the conversions has been issued except for 3,492,426 shares. In January, 1999, two holders of the Class B Series A Preference Shares agreed to amend the conversion terms so that the Floating Conversion Price will not be less than $0.25 per share. As of December 31, 1999, a total of 1,720 shares of the Class B Series A Preference Shares were outstanding. As of March 31, 2000, 1,000 Class B Series A Preference Shares, convertible at $0.25 per share, had been submitted for conversion into 4,480,000 shares of Common Stock. As of March 31, 2000, 600 of the Class B Series A Preference Shares were submitted for conversion into 22,588,233 shares of Common Stock. The remaining 120 Class B Series A Preference Shares are convertible into 480,000 shares of Common Stock at $0.25 per share. Subsequent to the year end, these shares were submitted for conversion, and 480,000 common shares were issued on January 8, 2001.

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

As of December 31, 1999, 680 Class B Series A 680 shares were submitted for conversion into 25,600,012 common shares. This was in excess of the authorized number of common shares at the time by 3,492,426. Only the 22,107,685 were issued. The remaining 3,492,426 common shares were not issued. Authorized by a Director's Meeting of March 25, 2002 these shares were issued.

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

CCL's principal activities through December 31, 2000, consisted of simplifying, and redesigning the Sky Games inflight gaming software and marketing and supporting the Sky Play PC amusement game software. CCL continues to provide its amusement game software to Air China, American Airlines, Cathay Pacific irways, Continental, EgyptAir, Japan Air Lines, Lauda Air, and Malaysia Airlines.. Emirates Air was added as a client in 2000, while Virgin Atlantic ceased to be a client. CCL's Sky Play revenues increased from US$507,000 during 1999 to US$537,000 during 2000.

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

Results of Operations

Nine Months Ended September 30, 2002 and 2001

Revenue from operations for the nine months ended September 30, 2002 was $265,972 compared to $451,055 during the nine months ended September 30, 2001. Revenue consisted of fees generated from the Sky Play amusement games acquired with the purchase of IIL. The decrease in revenue reflects the number of airlines and subsequently, the number of aircraft licensed to use the Company's software has decreased. This result is directly attributable to the current budgetary constraints of the airline industry in general and increased competition.

General and administrative expense decreased from $114,773 in the 2001 period to $88,308 in the 2002 period.

Consulting and contract labor expenses have increased from $86,268 to $88,308. Product marketing decreased from $17,426 to $8,830 and legal expense increased from $2,119 to $14,383.

Depreciation and amortization expenses decreased from $222,486 to $68,852.

Net gain of $7,371 for the nine months ended September 30, 2002 compared to a loss of $88,919 for the nine months ended September 30, 2001 reflects the continuing efforts of management to contain expenses, along with the significant decrease in the depreciation and amortization expenses.

Liquidity and Capital Resources

At September 30, 2002, the Company had a working capital deficit of $812,872. The accruing preferred share dividends payable substantially contributed to this deficit. The Company had positive cash flow from operations during the nine months ended September 30, 2002. It has been sufficient to provide the necessary funds for marketing, for continued development of the Company's products but not adequate to fund payment of the Company's dividend obligations on outstanding preference shares. The Company has negotiated a restructuring and reduction of certain amounts owed to two of its largest creditors and to a deferred payment plan on these obligations.

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


CREATOR CAPITAL LIMITED


November 14, 2002                BY:   /S/ Deborah Fortescue-Merrin
----------------------------------------------------------------------
                                            Deborah Fortescue-Merrin
                                                   President


EXHIBIT 99.1
Certification pursuant to 18 U.S.C. section 1350, as adopted, to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing of the Quarterly Report on Form 10Q for the quarterly period ended September 30, 2002 (the Report) by Creator Capital Limited (the Company), the undersigned, as the President of the Company (performing the functions of a Chief Executive Officer and Chief Financial Officer of the Company), hereby certifies pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly present, in all material respects, the financial condition and results of operations of the Company.

/S/ Deborah Fortescue-Merrin
------------------------------------------------
Deborah Fortescue-Merrin, President and Director