Form 10-K
period 2002-12-31
CREATOR CAPITAL LTD
filed 2003-03-31
CIK 882537

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                               ----------------
                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 2002.
OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________.

                         COMMISSION FILE NO. 0-22622

                           CREATOR CAPITAL LIMITED
             ---------------------------------------------------
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

                       (441) 295-2244; (604) 947-2555
             (Registrant's telephone number, including area code)


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

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of $0.04 for the Common Stock as reported by the OTC Bulletin Board March 21, 2003 is $3,631,801

The number of shares outstanding of the issuer's Common Stock, as of March 21, 2003: 90,795,037

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2003 Annual Meeting of Shareholders, which will be filed within 21 business days, are incorporated by reference into Part III hereof.

                            CREATOR CAPITAL  LIMITED

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                    PAGE
Part 1
  Item 1    Corporate History and Development                         1
            Business Overview                                         1
            The Product                                               2
            The Industry                                              3
            Competition                                               4
            Market and Marketing                                      4
            Manufacturing                                             4
            Sky Games System Acquisition                              5
            The Amalgamations                                         5
            Major Customers                                           6
            Investment - China Lotteries                              6
            Employees                                                 6
  Item 2    Properties                                                6
  Item 3    Legal Proceedings                                         7
  Item 4    Submission of Matters to a Vote of Security Holders       7
Part II
  Item 5    Market for Registrant's Common Equity and Related
            Stockholder Matters                                       7
  Item 6    Selected Financial Data                                   9
  Item 7    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       9
            Overview                                                  9
            Results of Operations                                    11
            Liquidity and Capital Resources                          11
            Forward-Looking Information                              13
  Item 8    Financial Statements and Supplementary Data              13
  Item 9    Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                   13
Part III
  Item 10   Directors and Executive Officers of the Registrant       13
  Item 11   Executive Compensation                                   13
  Item 12   Security Ownership of Certain Beneficial Owners
            and Management                                           14
  Item 13   Certain Relationships and Related Transactions           14
Part IV
  Item 14   Exhibits, Financial Statement Schedules
            and Reports on Form 8-K                                  14
            Signatures                                               17
            Exhibit 12.11                                           E-1
            Exhibit 12.12                                           E-2
            Report of Independent Auditors                          F-1
            Financial Statements                             F-2 - F-13

PART I


ITEM 1.     BUSINESS

Corporate History and Development
---------------------------------
Creator Capital Limited (the "Company" or "CCL"), formerly Interactive Entertainment Limited was incorporated pursuant to the laws of the Province
of British Columbia on January 28, 1981 under the name Tu-Tahl Petro Inc.   On
May 10, 1990, the Company changed its name to Creator Capital Inc. The Company was reincorporated through the continuance of its corporate existence from the
Province of British Columbia  to the  Yukon Territory  on July 15, 1992.    On
January 23, 1995, the Company changed its name to Sky Games International Ltd.
("SGI").    Effective February 22, 1995,  the Company continued its corporate existence from the Yukon Territory to Bermuda as an exempted company under the
Companies Act 1981 (Bermuda) (the "Bermuda Act").   In June, 1997, the Company
changed its name to Interactive Entertainment Limited following consummation of the amalgamation of the Company's wholly-owned subsidiary, SGI Holding Corporation Limited ("SGIH"), and SGIH's formerly 80% owned subsidiary, then
known as Interactive Entertainment Limited ("Old  IEL").    This was followed
immediately  by  an  amalgamation  of  SGI  with  the  survivor of  the first
amalgamation (the "Amalgamations").   Pursuant to a Special Resolution passed
by shareholders at the September 19, 2000 Annual General Meeting, the Company
changed its name to  Creator Capital Limited.    Unless the context otherwise
requires, the term "Company" refers to Creator Capital Limited ("CCL"), its wholly-owned subsidiaries, IEL (Singapore) Pte. Ltd., Sky Games International Corporation ("SGIC"), and Inflight Interactive Ltd. ("IIL"), Creator Island Equities Inc. ("CIEI"), and for periods prior to June 17, 1997, also SGIH and Old IEL, which was the Company's principal operating subsidiary from December 30, 1994, through such Amalgamations.

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

Business Overview
-----------------
1.  Sky Games

The Sky Games system was developed to introduce gaming to international airline passengers. The system is designed to enable users to play a number of casino-type games from their seats by way of a built-in, color, interactive, in-seat
monitor.   The Company believed that an opportunity existed to introduce casino games on international air flights. In April of 1996, the Company announced the signing of contracts for the provision of gaming services to Singapore Airlines
("SIA").  The first flight with gaming was launched on June 1, 1998.   A second
aircraft  was added in  mid-October,  1998.    Passenger participation was dis-
appointing. On November 12, 1998, the Company announced that it had been unable to attract the additional capital necessary for continued development of its Sky
Games inflight gaming business.    The Company also announced  that it had dis-
continued all  operations  associated with the  Sky Games  product line.    All
employees were terminated as of  November 13,  1998.    Those  former employees
that subsequently had been retained on a part-time contract basis to continue operations and support the Sky Play product, are no longer associated with CCL. Two former employees, through their corporate entity, eFlyte, had been contract-
ed to attend to the Sky Play business.   eFlyte terminated its contract with the
Company as of April 22, 2001.    The technical aspect of the business is now
contracted to the Company's current C.T.O.

On April 30, 1997, the Company entered into a Consulting Agreement with James P Grymyr, whereby he would provide consulting services to the Company from time
to time, as requested by the Company.   Under the terms of this agreement, the
Company issued 586,077 shares of Common Stock to Mr Grymyr as consideration for
all such consulting services, both past and future.    During March,  2001,  Mr
Grymyr informed the Company that he did not provide any consulting services to the Company. Furthermore, he indicated that the agreement was never operation-al. A review of the Company's records, and conversations with previous manage-ment did not reveal any evidence to the contrary. Therefore, Mr Grymyr offered to annul the Consulting Agreement and return the shares to the Company for cancellation. The Company accepted this offer under the terms of the Annulment Agreement dated June 20, 2001. The Company is waiting for Mr Grymyr to complete his undertakings as detailed in the Annulment Agreement.

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

On September 22, 2001, the Company entered into an Investment agreement with
Asset China Investments Ltd. ("Asset China").   Asset China holds 70% of the
outstanding shares of  Beacon Hill Enterprises Ltd.    Beacon Hill holds the
license for and operates one of two major Soccer Betting Lottery locations in
Guangzhou City, Guangdong Province, People's Republic of China.   In exchange
for 1,500,000 shares of the Company's Common Stock, and an investment of up to HK$1,500.000 (US$ 180,050.00), the Company receives 80% of the proceeds of the business profits generated from Asset China's sports betting and lottery assets.
To date, the Company has forwarded HK$900,000.00 (US$117,030.00).   To date, no
business profits have been generated nor distributed. No further funds will be forwarded and the shares will not be distributed until there are business profits generated and distributed.
On November 1, 2001, the Company entered into an Investment agreement with Lee
John Associates ("Lee John").    Lee John is engaged in the business of owning
the licenses for and operating several lottery locations in Guangzhou City, Guangdong Province, Peoples' Republic of China. In exchange for 500,000 shares of the Company's common stock, the Company shall receive 80% of the proceeds of
the business profits generated from Lee John's Lottery businesses.    To date,
the company has not issued the 500,000 shares of common stock, nor closed the transaction, as there have not yet been any business profits generated or distributed.

CCL is completing the website (www.worldwidelotteries-china.com), which is directed towards the international marketing and sales of the Soccer Betting Lottery as the website's development nears completion, CCL is pursuing arrange-
ments for marketing.    A tentative agreement was reached with a  Credit Card
Payment processing provider in late 2002. However, CCL was unable to acquire adequate information from the provider to complete the due diligence process.
Further payment processing providers are being approached.    These entities
provide CCL with the means to accept all manners of payment.

The Product
-----------
1.     Sky Play

Sky Play offers airlines the choice of up to 19 amusement games. Unlike Nintendo-style games, which are designed to keep the player challenged and interested over long periods of time, and which generally require player skill developed over a period of time, CCL has selected and developed the Sky Play amusement games which have very simple rules, are already well known or easy to learn, and are very simple to play. Games are licensed to airlines for a monthly license fee on a per game, per aircraft basis. CCL is upgrading the games currently featured in the Sky Play PC Interactive Games Catalogue so that they will operate on the newer versions of MAS IFE hardware being intro-duced into the airlines industry. CCL is also simultaneously in the process of developing several new games for the Sky Play PC Interactive Games Catalogue.

On November 6 2002, the Company was granted federal registration of the "Sky Play" Logo and name. "Sky Play" International & Design was applied for on August 13, 2002, and CCL is awaiting response to Office Action files on December 10, 2002.

2.     Sky Games

CCL was been granted federal registration of the "Sky Games" logo and the slogan "We Make Time Fly" by the U.S. Patent and Trademark Office on April 14, 1998. "Sky Games" International & Design was applied for on August 13, 2002, and CCL is awaiting response to Office Action filed on December 6, 2002.

CCL also applied to register and trademark the "Sky Casinos" International & Design was applied for on June 24, 2002, and CCL is awaiting response to Office Action filed December 6, 2002.

Subsequent to the year-end, on March 4, 2003, CCL received "Notice of Publication" for "Casino Class"; "Casino Class" and Design was filed on December 10, 2002.

At this time the Company has not applied for any patents.

The Industry
------------
The Boeing Company's Current Market Outlook (CMO) for 2002 makes the following observation:
     "The Airline industry is in the midst of a dramatic short-term cycle.
Even the terrorism events of September 11 2001, the largest world economic slowdown in a decade was negatively impacting air travel and airline profitability.
     In 2001, world airline traffic fell by 4%, and the first half of 2002 remains at negative growth levels. World airline losses in 2001 (US$12 billion) far surpassed any of the losses during the Gulf War era of the early 1990's.
     Airlines and passengers are experiencing increased security costs resulting from September 11, especially in the United States. Yet, basic airline industry dynamics have not changed."

Having made that observation, utilizing 2000 as the base year, Boeing is still forecasting passenger traffic growth of 4.5% annually over the next 21 years,
a drop of 0.2 %.   The report noted that,  to meet that growth,  airlines are expected to add over 23,930 airplanes to their fleets, worth more than $1.8 trillion in 2001 US Dollars for a total worldwide fleet of almost 33,000 air-
craft.    Boeing estimates that approximately 26% of these new aircraft will be intermediate (twin-aisle) and large aircraft. However, of that 26%, deliveries of 747-size or larger aircraft will decrease from 7% to 4%, while deliveries of intermediate size (twin-aisle) aircraft will increase from 18% to 22%. CCL believes these forecasts represent a substantial market for IFE systems and inflight content over the long-term.

Inflight Entertainment and Communications Outlook 2001, published by the Inflight Management Development Centre (IMDC), reviews the IFE market in detail
and highlights the following key findings:  1)   Airline  expenditure on IFE is
expected to total US$1.95 billion for 2001 - the first time that there has been a reduction in overall expenditure. 2) Airline expenditure is expected to grow again during 2002, rising to approximately US$3 billion by 2005. 3) At the beginning of 2001, some 4,630 aircraft had some form of IFE onboard, while fewer than 2,000 of these aircraft have "advanced" IFE systems onboard. 4) the IMDC forecast expects 14,072 passenger aircraft with 100 or more seats to be in service by 2001, of which 7,165 will be fitted with IFE.

IMDC also sees a 20% smaller market for new aircraft than Boeing, resulting is a total of 13,900 new aircraft in 2021 vs. Boeing's prediction of 17,200 new aircraft.

According to IMDC, during 2001 IATA member airlines produced a combined operating profit of US$9.9 billion vs. a loss of US$9.7 billion in 2000. However, the US airline accounted for the vast majority of that loss.

IMDC also reports that during the first half of 2002, all the U.S. airlines continued to report losses, while in the Europe and Asia-Pacific regions, financial results were mixed, even though the majority of airlines reporting showed gains. Air traffic increased slightly through the Asia-Pacific region by an average 2.2%, while the North American traffic decreased by an average 11.4%, and European traffic was down an average 8.4%. It is interesting to note that capacities had decreased worldwide.

The Company is committed to building its core business by focusing on the airline market. However, CCL is also prepared for other venues such as cruise ships, ferry boats, trains and hotel rooms.

Competition
-----------
There are currently seven major competitors supplying the inflight games marketplace: Creator Capital, DTI, eflyte, Inflight Digital, Intergame, Nintendo, and Western Outdoor Interactive. According to IMDC, the market share is distributed as follows:

Supplier             Market Share by Aircraft    Market Share by Airline Client
-------------------------------------------------------------------------------
Creator Capital                 16%                           12%
Nintendo                        17%                           21%
Inflight Digital                27%                           16%
DTI Software                    40%                           51%

IMDC reports that there are three main types of interactive software packages offered by games suppliers; games; gambling software, and educational software.
Not all suppliers supply in all three areas.   CCL currently offers games and
gambling software, and has plans to add educational content over the next 18 months.

Market and Marketing
--------------------
In the very competitive airline market,  airlines are seeking a  distinctive,
competitive edge to attract and retain paying customers.   Entertainment  and
service systems form a part of the airlines' current business strategy. CCL believes that the principal benefit of its product to the airlines, is the
ability to enhance entertainment offerings to passengers.    IFE systems  are
capital intensive; however, providing passenger service and comfort, especially for first and business class travelers, is a major area of competition for
airlines.    The target market  for  Sky Play  has been  domestic and foreign airlines, which have committed to the  purchase of, or already have installed
IFE systems.    Since the  tragic events of  September 11 2001,  the  airline industry, especially in the United States  has been seriously affected by the
slumping economy.    Total airline  industry losses in 2001 were almost US$12
billion. The short term effect of these losses has also resulted in a decline of clients for CCL.

CCL is currently in the process of developing several new games for the Sky Play PC Interactive Games Catalogue, while updating some of the current games. This will enable CCL to offer current client fresh material, while affording an opportunity to re-visit previous clients and potential new clients.

IMDC made the following statements in its IFE Market Monitor - September 2002
Edition:
     "IMDC research has shown that, on average, 25% of passengers would like to see PC games as feature of IFE. 4% of passengers would like to see games on short-haul flights."
     "It is clear that, as the aircraft market starts to have a relatively high penetration of reliable interactive IFE systems, inflight games have become an integral part of any interactive content offering. With almost every wide-body now being delivered with an IFE system capable of providing multi-channel entertainment, and a high proportion of these with an interactive system, it is clear that the customer-base and the number of aircraft served by the inflight games suppliers will significantly increaser in the coming years."

CCL feels that, while the airline industry may be having its difficulties in the short-term, the long-term forecasts are most encouraging for the IFE games sector as a whole.

Manufacturing
-------------
As a software producer and operator, the Company has no manufacturing capability. CCL's software is designed to interface with in-cabin hardware, including onboard computers, file servers, distribution and communication systems, manufactured by various suppliers for the airlines.

Sky Games System Acquisition
----------------------------
On November 7, 1991, the Company entered into an agreement, with subsequent amendments, with Sky Games International, Inc. ("SGII") to purchase technology, proprietary rights and prototypes of the casino games known as "Sky Games." The purchase price of the assets was 300,000 shares of the Company's $.01 par value common stock (the "Common Stock") issued to SGII at a deemed price of $1.65 per share, plus an additional 3,000,000 shares of Common Stock held in escrow to be released on the basis of one share for each U.S. $1.78 of net cash flow generat-
ed from the assets over a ten-year period (the "Performance Shares").    Of the
3,000,000 shares, 2,000,000 were issued to SGII and 1,000,000 shares to Anthony Clements, an advisor to and director of the Company. The Performance Shares are held in escrow by Computershare Investor Services in Vancouver, B.C., Canada. As of April 30, 1997, the holders of the Performance Shares agreed with the Company to tender such shares to the Company when and if they are released from
the escrow, and the Company has agreed to cancel such shares.    The holders of
the Performance Shares have also granted an irrevocable proxy to a bank,  which
has irrevocably agreed not to vote such shares.    Even though the Performance
Shares are subject to cancellation and may not be voted, they remain issued and outstanding. Therefore, the management of the Company has included the Performance Shares in the calculation of total outstanding shares.

The Amalgamations
-----------------
Effective as of December 30, 1994, the Company, through SGIH, and Harrah's Interactive Investment Company ("HIIC") completed the formation of Old IEL as a joint venture corporation  incorporated  as an  exempted company under
the Bermuda Act.    At the same time,  (i) Old IEL entered into a management
agreement (the "Management Agreement") with Harrah's Interactive Entertainment Company (the "Manager"), (ii) the prior consulting agreement between Harrah's and SGIC was terminated, (iii) SGIC assigned all right, title and interest in the Sky Games system and related trademarks and trade names to the Company, and (iv) the Company licensed the Sky Games system and certain related trade-marks and trade names to Old IEL. In connection with the Amalgamations, the contractual agreements with the affiliates of Harrah's were terminated.

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

Major Customers
---------------
The Company's Sky Play customers include Air China, Cathay Pacific Airways, Emirates Air, Japan Air Lines.

During the first quarter of 2002,  American Airlines ceased to be a client
due to budgetary restraints.   Malaysia Airlines ceased to be a client as they
terminated their agreement with their contracted IFE Inflight content provider
who was providing them with CCL Sky Play games.    Continental Airlines also
ceased to be a client at the end of the second quarter of 2002,

Investment - China Lotteries
----------------------------
On September 22, 2001, the Company entered into an Investment agreement with
Asset China Investments Ltd. ("Asset China").   Asset China holds 70% of the
outstanding shares of  Beacon Hill Enterprises Ltd.    Beacon Hill holds the
license for and operates one of two major Soccer Betting Lottery locations in Guangzhou City, Guangdong Province, People's Republic of China. In exchange for 1,500,000 shares of the Company's Common Stock, and an investment of up to HK$1,500.000 (US$ 180,050.00), the Company receives 80% of the proceeds of the business profits generated from Asset China's Soccer Betting and Lottery assets. To date, the Company has forwarded HK$900,000.00 (US$117,030.00). To date, no business profits have been generated nor distributed. No further funds will be forwarded and the shares will not be distributed until there are business profits generated and distributed.

On November 1, 2001, the Company entered into an Investment agreement with Lee
John Associates ("Lee John").   Lee John is engaged in the business of owning
the licenses for and operating several lottery locations in Guangzhou City, Guangdong Province, Peoples' Republic of China. In exchange for 500,000 shares of the Company's common stock, the Company shall receive 80% of the proceeds of
the business profits generated from Lee John's Lottery businesses.   To date,
the company has not issued the 500,000 shares of common stock, nor closed the transaction, as there have not yet been any business profits generated or distributed.

CCL is completing the website (www.worldwidelotteries-china.com), which is directed towards the international marketing and sales of the Soccer Betting Lottery as the website's development nears completion, CCL is pursuing arrangements for marketing. A tentative agreement was reached with a Credit Card Payment processing provider in late 2002. However, CCL was unable to acquire adequate information from the provider to complete the due diligence process. Further payment processing providers are being approached. These entities provide CCL with the means to accept all manners of payment.

Employees
---------
All employees were terminated as of November 13, 1998. Those former employees that subsequently had been retained on a part-time contract basis to continue operations and support the Sky Play product, are no longer associated with IEL. Two former employees, through their corporate entity, eFlyte, LLC had been contracted to attend to the Sky Play business. Effective April 22, 2001, eFlyte
terminated its contract with CCL.    Due to the nature of the termination and
subsequent events, legal counsel was retained and correspondence occurred with
eflyte's counsel.    Such correspondence did not result in a satisfactory
resolution.  In December 2002, arbitration proceedings were initiated against
eflyte, LLC.   CCL is currently awaiting an Arbitration date.


ITEM 2.  PROPERTIES

Not applicable.


ITEM 3.  LEGAL PROCEEDINGS

CCL has retained legal counsel in the matter of the termination, effective April 22, 2001, by eFlyte, LLC as the managers of the Sky Play business, and sub-sequent actions by eFlyte, LLC and its principals. correspondence occurred with eflyte's counsel, however, Such correspondence did not result in a satisfactory resolution. In December 2002, the Company initiated Arbitration proceedings under the provisions of the management agreement with eflyte, LLC. CCL is currently awaiting an Arbitration date.


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


                               Twelve Months             Twelve Months
                                   Ended                     Ended
                              December 31, 2002       December 31, 2001
------------------------------------------------------------------------
                               High      Low           High        Low
------------------------------------------------------------------------
First Quarter                $0.4600   $0.2100       $0.0600     $0.0325
Second Quarter               $0.2900   $0.1400       $0.1600     $0.0300
Third Quarter                $0.1700   $0.0500       $0.4200     $0.0900
Fourth Quarter               $0.1000   $0.0350       $0.7700     $0.3000


As of March 31, 2003, there were 277 shareholders of record. Since certain of CCL's Common Shares are held by brokers or other nominees, the number of record
holders may not be representative of the number of beneficial holders.   CCL
believes there are approximately 2,200 beneficial holders of the Company's Common Shares.

CCL has not paid any cash dividends on its Common Stock and does not anticipate paying any such dividends in the foreseeable future.

In June, 1997, the company issued 2,737 Class A Preference Shares in exchange for a promissory note in the amount of $2,737,000. During 1998, the Company and the holder agreed that the Company would redeem the Class A Preference Shares in
installments beginning June 30, 1998.    As of August 31, 1998, the Company had
redeemed 500 shares at their redemption price of $1,000 per share.  The Company
was unable to redeem additional shares.    As of March 31, 2000, 2,237 Class A
Preference Shares remained outstanding and were convertible at $0.4626855 into 4,834,818 shares of Common Stock on that date. If the Class A Preference Shares are converted into Common Stock, HIIC has the right to receive additional shares
of Common Stock at $0.01 per share.    As of March 31, 2000,  HIIC would be
entitled to receive 476,320 shares. The actual number of shares of Common Stock issuable upon conversion may be higher or lower and is based on a discount to the 20 day average of the mean closing bid and ask price of the Company's Common Stock. It is also inversely proportional to the market price of the Company's Common Stock i.e. if the average share price decreases, the number of shares of
Common Stock issuable increases.    Dividends of $252,126 on the Class A Pre-
ference Shares are in arrears from October 1, 1998 and are included in Accounts Payable and Accrued Expenses on the Company's financial statements.

In October 1997, the Company sold 462,847 shares of Common Stock in a private placement for $1.5 million (approximately $1,352,000 net of offering expenses) An additional 286,123 shares were sold for $750,000 on April 21, 1998 followed by another 286,123 shares for $750,000 on June 8, 1998. The investor received a warrant to purchase 243,205 shares of Common Stock at an exercise price of $2.62125 through April 21, 2000. The investor also received a warrant for the purchase of 243,205 shares of Common Stock at an exercise price of $2.62125 through June 5, 2000.

On December 17, 1997, the Company issued 1,000 shares of Series A Convertible Preference Shares of the Company's Class B Preferred Stock for a total consider-
ation of $1,000.000.    The Class B Series A Preference Shares are convertible
into a number of shares of Common Stock, determined by dividing the stated value of $1,000 per share by the lesser of: $3.2038 (the "Fixed Conversion Price") and a price (the "Floating Conversion Price") calculated as 85% of the average of the three lowest closing bid prices for the Common Stock during the thirty trading days occurring immediately prior to, but not including, the conversion date. Dividends are cumulative and may be paid, at the option of the Company and with prior notice, in additional shares of Common Stock at an annual dividend rate of 8%. Warrants for the purchase of 61,718 shares of Common Stock were issued in connection with the issuance of the Series A Class B Convertible
Preference Shares.  The warrants expired on December 17, 1999.   The Company
exercised an option of selling a second tranche with 123,432 warrants for an
aggregate purchase price of $2,000,000 on July 24, 1998.    As of December 31
1999, 680 shares of the Class B Series A Preference Shares had been submitted
for conversion into 25,600,012 shares of Common Stock.    All Common Stock issu-
able upon the conversions were issued except for 3,492,426 shares.   In January,
1999, two holders of the Class B Series A Preference Shares agreed to amend the conversion terms so that the Floating Conversion Price will not be less than $0.25 per share. As of December 31, 1999, a total of 1,720 shares of the Class
B Series A Preference Shares were outstanding.    s of March 31, 2000, 1,000
Class B Series A Preference Shares, convertible at $0.25 per share, had been submitted for conversion into 4,480,000 shares of Common Stock. As of March
31, 2000, 600 of the Class B Series A Preference Shares were submitted for conversion into 22,588,233 shares of Common Stock. The remaining 120 Class B Series A Preference Shares were convertible into 480,000 shares of Common Stock
at $0.25 per share.    On January 8, 2001, these shares were submitted for
conversion, and 480,000 common shares were issued.

During 2002, the 3,492,426 common shares issuable based upon conversion of Class B Series A Preference shares during 1999, were issued. When these the Preference Shares were submitted for conversion during 1999, the authorized
number of common shares had already been issued.    Shareholders passed a
resolution at the 2000 Annual General Meeting, authorizing an increase in the authorized number of common shares, however these shares were not issued until 2002 due to an oversight.

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


ITEM 6.  SELECTED FINANCIAL DATA


                                  Twelve Months Ended December 31
                        2002        2001        2000        1999       1998
                       -----------------------------------------------------

Statement of
Operations Data:
  Gain/Loss before
  Extraord-
  inary item        $(284,827) $(152,872) $(1,159,338)  $1,389,736  $29,056,000
                    ------------------------------------------------------------
  Extraordinary
  (gain)loss                -          -            -   $  (83,936)           -
                    ------------------------------------------------------------
Net Gain/Loss       $(284,827) $(152,872) $(1,159,338) $(1,305,800) $29,056,000
                    ============================================================
Gain/Loss per share before
  extraordinary item  $(0.004)   $(0.002)       $0.02        $0.03        $1.40
Extraordinary item           -          -            -            -           -
                    ------------------------------------------------------------
Loss per share        $(0.004)   $(0.002)       $0.02        $0.03        $1.40

Weighted number
  of common          90,795,037  70,385,000  50,000,000  47,785,147  20,998,189
  shares outstanding

Number of common shares
  outstanding at
  period end         90,795.037  87,302,611  50,000,000  50,000,000  24,367,414
(in thousands except per
  share and share data)

                                         As of December 31,
                          2002       2001       2000        1999       1998
------------------------------------------------------------------------------
Balance Sheet Data:
  Working capital
  (deficit)          $     (930)   $   (701)   $   (827)    $   (535)  $   (330)
  Total assets              378         502         628        1,434      2,509
  Long term debt             66          66          67           81          -
  Redeemable preferred stock
   Class A Series A       2,237       2,237       2,237        2,237      2,237
   Class B Series A                                 120         1720       2400
   Class B Series B                                              262        300

Shareholders' equity
  (deficit)              $ (855)     $ (570)     $ (580)      $ (579)   $(1,885)
  Equity (deficit) per
  common share           $(0.01)    $ (0.01)     $(0.01)      $(0.01)   $ (0.08)



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview
--------
Creator Capital Limited ("CCL" or the "Company"), formerly known as Interactive Entertainment Limited ("IEL"), also formerly known as Sky Games International Ltd. ("SGI"), is a Bermuda exempted company which was incorporated on January 28, 1981. Until November 12, 1998, the Company's activities had been focused on providing inflight gaming software and services by developing, implementing and operating a computer-based interactive video entertainment system of gaming and other entertainment activities on, but not limited to, the aircraft of international commercial air carriers.

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

At a Special General Meeting of shareholders held on June 16, 1997, pursuant to a Plan and Agreement of Merger and Amalgamation dated May 13, 1997, (the "Amalgamation Agreement"), Old IEL was merged into SGIH and then into SGI (the "Amalgamations"). Prior to the Amalgamations, Harrah's owned 20% of the capital stock of Old IEL and did not own any capital stock or other securities of SGI
and had no representatives on the Board of Directors.   As a result of the
amalgamation of Old IEL and SGIH and the termination of the Management Agree-ment, the outstanding shares of Old IEL common stock held by Harrah's were converted into 5,879,040 shares of $.01 par value common stock of the Company (the "Common Stock"). Harrah's also received 1,007,875 shares of Common Stock upon conversion of a loan, (the "Harrah's Loan"), made to Old IEL. Harrah's therefore became the largest shareholder of the Company holding approximately 38.6% of the outstanding shares at the time of the amalgamation. As at March 31, 2001, Harrah's remained the largest shareholder of the Company, holding 13.77% of the outstanding shares.

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

CCL's principal activities through December 31, 2000, consisted of simplifying, and redesigning the Sky Games inflight gaming software and marketing and supporting the Sky Play PC amusement game software. CCL continues to provide its amusement game software to Air China, American Airlines, Cathay Pacific Airways, Continental, EgyptAir, Japan Air Lines, Lauda Air, and Malaysia Airlines. Emirates Air was added as a client in 2000, while Virgin Atlantic ceased to be a client. CCL's Sky Play revenues increased from US$507,000 during 1999 to US$537,000 during 2000.

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

CCL's principal activities through December 31, 2002 consisted of the development of the China Lotteries website. Several challenging factors were addressed: the overall look and format of the site; the various ordering processes and technicalities involved; the timely collection of games results, and lottery winners for posting on the site; the written Chinese language interpretations; the internet registrations, URL addresses and language interpretations; the international payment processing providers; and the marketing of the website internationally.

The advent of the PC Tablet notebook computer configuration led CCL to resurrect
its original stand-alone concept for the Sky Games Gaming system.    Utilizing
various models of Fujitsu PC Tablet hardware, the CCL previewed the concept of both a stand-alone and a wireless system at the 2002 World Airline Entertainment Association's (WAEA) annual convention.

As at December 2002, American Airlines ceased to be a client due to budgetary constraints. Malaysia Airlines ceased to be a client as they terminated their agreement with their contracted IFE Inflight content provider who was providing them with CCL Sky Play games. Continental Airlines also ceased to be a client at the end of the second quarter of 2002,


Results of Operations
---------------------
Twelve Months Ended December 31, 2002 and December 31, 2001

Revenue decreased from $561,030 to $326,162. The revenue decrease is due to a reduction in airline clients and vigorous competition from one particular PC games provider.

General and administrative expenses increased by  $54,348.

Consulting and contract labour expenses decreased by $51,791

Depreciation and amortization expenses decreased by $153,311

Legal expenses increased by $25,518. CCL increased its efforts with registering and maintaining various trademarks pertinent to the Sky Games and Sky Play business. Outstanding issues with eflyte, LLC, led to continuing legal expense culminating with the filing of Arbitration proceedings in December 2002.

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

Liquidity and Capital Resources
-------------------------------
At December 31, 2001, the Company had a working capital deficit of $549,577. Of this, $676,374 was for dividends payable that have accrued over several fiscal periods on current outstanding Preferred shares. Without said accrued dividends, the working capital would have been in a positive position of $126,797. During the year, all the Class B Series A and B Preferred share-holders converted their preferred shares, and most of the accrued dividends thereto attached, into common shares. The Company's net cash position is $90,870. This reflects the fact that the cash generated from operations is the Company's primary source of operations funding.

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

Forward-Looking Information
---------------------------
This Form 10-K contains forward-looking statements that include, among others, statements concerning the Company's plans to implement its software products, commence generating revenue from certain of its products, expectations as to funding its capital requirements, the impact of competition, future plans and strategies, statements which include the words "believe," "expect," and "antici-pate" and other statements of expectations, beliefs, anticipated developments and other matters that are not historical facts. These statements reflect the Company's views with respect to such matters. Management cautions the reader that these forward-looking statements are subject to risks and uncertainties that could cause actual events or results to materially differ from those expressed or implied by the statements.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and Supplementary Data are provided as an exhibit to Item
14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

CCL does not have any changes in, or disagreements with, any accountants on accounting and financial disclosure


PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS
---------
See the information set forth in the sections of the Proxy Statement entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," which sections are incorporated herein by reference.


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


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) EXHIBITS

1.  Financial Statements

   Consolidated Balance Sheets at December 31, 2002 and December 31,
2001.

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

   Consolidated Statements of Shareholder's Equity
     December 31, 1998 through December 31, 2001

   Statements of Cash Flow
     Twelve Months Ended December 31, 2001
     Twelve Months Ended December 31, 2000
     Twelve Months Ended December 31, 1999

   Notes to Consolidated Financial Statements

2.  Financial Statement Schedule



3.  Other Exhibits

EXHIBIT                               DESCRIPTION
-------------------------------------------------------------------------------
2. Plan and Agreement of Merger and Amalgamation, dated as of May 13, 1997, among the Company, SGI Holding Corporation Limited, IEL and Harrah's Interactive Investment Company. (Incorporated by reference to the same numbered exhibit to the Registrant's Form 8-K as filed with the SEC on June 27, 1997.)

3.i(a) Articles of Incorporation (Yukon Territory). (Incorporated by reference to Exhibit 1.1 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on October 12, 1993.)

3.i(b)  Certificate of Continuance (Bermuda).  (Incorporated by reference to
Exhibit 1.2 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 16, 1996.)3.ii Bye-Laws as amended. (Incorporated by reference to the same numbered exhibit to the Registrant's Annual Report on Form 10-K/A No. 2 as filed with the SEC on July 8, 1998.)

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

4.15 Securities Agreement between the Company and B/E Aerospace, Inc. dated June 25, 1998. (Incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K filed with the SEC July 2, 1998.)10.5* Services Agreement, dated as of November 7, 1995, between IEL and Singapore Airlines Limited. (Incorporated by reference to Exhibit 3.9 to the Registrant's Annual Report on Form 20-F (File No. 0-22622) as filed with the SEC on September 16, 1996.)

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

11.11 Investment Agreement dated September 22, 2001, between the Company and Asset China Investments Ltd. (Incorporated by reference to Exhibit 11.11 to the Registrants Annual Report on Form 10-K (File No. 0-22622) as filed with the SEC on April 1, 2002

11.12 Investment Agreement dated November 1, 2001, between the Company and Lee John Associates. (Incorporated by reference to Exhibit 11.12 to the Registrants Annual Report on Form 10-K (File No. 0-22622) as filed with the SEC on April 1, 2002

12.11 Annulment Agreement, dated as of April 10, 2001, between the Company and James P Grymyr. (Attached to this Annual Report on Form 10K as Exhibit 12.12)

12.12 Consulting Agreement, dated as of January 2, 2002, between the Company and Stephen M West . (Attached to this Annual Report on Form 10K as Exhibit 12.11)

27**  Financial Data Schedule
*Confidential treatment has been granted.
**Submitted herewith.


(b) REPORTS FILED ON FORM 8-K

02.01 Dated January 24, 2002. Other Events include Press Release dated January 23, 2002

02-02 Dated February 22, 2002. Other Events include Press Release dated February 21, 2002

02-03 Dated March 22, 2002. Other Events include Press Release dated March 21, 2002

02-04 Dated April 23, 2002. Other Events include Press Release dated April 22, 2002

02-05  Dated May 20, 2002.  Other Events include Press Release dated May 16,
2002

02-06  Dated June 13, 2002.  Other Events include Press Release dated June 13,
2002

02-07  Dated July 19, 2002.  Other Events include Press Release dated July 19,
2002

02-08 Dated August 19, 2002. Other Events include Press Release dated August 15,2002

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                   Creator Capital Limited


                                  By:   /s/  Deborah Fortescue-Merrin
Dated:  March  27, 2003                 Chairman and President


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE                          TITLE                        DATE

/s/ Michael L Bartlett           Director                 March 27, 2003
Michael L. Bartlett

/s/ Anthony P. Clements          Director                 March 27, 2003
Anthony P. Clements

/s/ Deborah Fortescue-Merrin    Chairman,                 March 27, 2003
Deborah Fortescue-Merrin        President and Director

/s/ Anastasia Kostoff-Mann      Director,                 March 27 ,2003
Anastasia Kostoff-Mann          Vice President

Part IV

Item 14:  Exhibit 12.11
Annulment Agreement, dated as of April 10, 2001, between the Company and James P Grymyr.

This agreement was executed in 2002,and therefore is included in this Annual Report Form 10-K


                             ANNULMENT AGREEMENT


       THIS AGREEMENT is dated for reference this 20th day of June, 2001



BETWEEN:


     CREATOR CAPITAL LIMITED
     A Company incorporated in the Islands of Bermuda, having its registered office at:
     Cedar House,
     41 Cedar Street,
     Hamilton HM12, Bermuda
                                        (Hereinafter called the "Company")

OF THE FIRST PART

AND:

     JAMES P. GRYMYR,
     A citizen and resident of the United States, having an address at 4546 Carriage Lane,
     Las Vegas, Nevada,
     United States of America, 89119
                                            (hereinafter called "Grymyr")

OF THE SECOND PART


WHEREAS:

1. On April 30, 1997, the Company (then known as Interactive Entertainment Limited) and Grymyr entered into a Consulting Agreement (attached hereto as Schedule "A"). Under the terms of this Agreement, Grymyr would provide consulting services to the Company as requested by the Company from time to time. For these services both past and future, the Company issued Grymyr 586,077 common shares. These shares were subsequently valued at US$1,142,850.

2. The Company has since determined that Grymyr did not provide any of the proscribed consulting services under the Consulting Agreement, thereby violating its terms.

3. Grymyr consents that he did not fulfill undertakings and covenants of the Consulting Agreement.

4. Both the Company and Grymyr wish to annul the Consulting Agreement, thus making it VOID AB INITIO, as at the date of April 30, 1997. As consideration, Grymyr consents to the return of the 586,077 common shares, as issued June 12,
1997 and represented by Share Certificate Number 06744.    A copy of the
certificate is attached as Schedule "B".


NOW THEREFORE THIS AGREEMENT WITNESSTH in consideration of the mutual covenants and agreements herein contained, the parties hereto agree as follows:


1.0  The Agreement

1.1 The Company agrees to annul the Consulting Agreement upon the receipt of the Share Certificate Number 06744, issued June 12th, 1997, representing the 586,077 common shares. The Company agrees to issue a rescinded Amended 1997 Form 1099 of the United States Internal Revenue Code, canceling the one originally issued during 1997.

1.2 Grymyr agrees to annul the Consulting Agreement upon the delivery of the Share Certificate Number 06744, and he agrees not to hold the Company responsible or liable, legally or financially for any expenses incurred, or services rendered at any time either in the past, present or future.

1.3 These consents by both the Company and Grymyr to annul the Consulting Agreement are VOl AB INITIO as at the April 30th 1997 effective date.


2.0  Further Assurances

2.1 The Parties hereto agree to execute such further and other assurances and/or documents as may be necessary to complete the true intent and meaning of this Assignment Agreement.

3.0  Notice

3.1 All notices, requests, demands and other communications required or permitted hereunder, or desired to be given with respect to rights or interests herein, will be in writing and must be delivered or sent by telecopier to the Parties at their respective addresses as set out on the first page hereof. The Telecopier numbers for the parties are:

CREATOR CAPITAL LIMITED:                  441-292-8666 or 604-947-0294

JAMES P. GRYMYR:                          702-732-1350

Any such notice will be deemed to have been given on the date of delivery.


4.0  Governing Law

4.1 This Agreement will be construed and enforced in accordance with the laws of the Nation of Bermuda


5.0  Entire Agreement

5.1 This Agreement contains the entire agreement by and between the Parties and no oral agreements; promises, statements or representations which are not contained herein will be binding on the Parties. No amendment or modification of this Agreement will be effective unless and until the same will be produced in writing and duly signed and executed by the Parties.

6.0  Counterparts

6.1 This Agreement and any certificate or other writing delivered in connection herewith may be executed in any number of counterparts and any party hereto may execute any counterpart, each of which when executed and delivered will be deemed to be an original and all of which counterparts of this Agreement, or such other writing as the case may be, taken together, will be deemed to be one and the same instrument. The execution of this Agreement any other writing by any party hereto will not become effective until all counterparts hereof have been executed by all the parties hereto.

7.0  Headings

7.1 The Headings are for convenience only. They do not form a part of this Agreement and are not intended to interpret, define or limit the scope, extent or intent of this Agreement or any provision hereof.

8.0  Time of Essence

Time will be of the essence of this Agreement.

9.0  Liability

9.1 The liability of the parties under the terms this Agreement, will be
9.2 several and joint, unless otherwise specified.

10.0  Enurement

10.1 This Agreement will enure to the benefit of and be binding upon the
10.2 parties hereto, their respective heirs, executors, administrators,
10.3 successors and assigns.


IN WITNESS WHEREOF the Parties hereto have executed this Agreement as of the day and year above first written.

CREATOR CAPITAL LIMITED                             JAMES P. GRYMYR

------------------------                         --------------------
Authorized Signatory                              Authorized Signatory

                                 SCHEDULE "A"
                                      TO
                      ANNULMENT AGREEMENT APRIL 10, 2001


                 The CONSULTING AGREEMENT Dated April 30, 1997

                                 SCHEDULE "B"
                                      TO
                      ANNULMENT AGREEMENT APRIL 10, 2001



Copy of Original Share Certificate No.: 06744 issued on June 12, 1997 in the name of James P Grymyr

Part IV

Item 14:  Exhibit 12.11
Consulting Agreement, dated as of January 2, 2002, between the Company and Stephen M West


                        PROFESSIONAL SERVICES CONTRACT

THIS AGREEMENT MADE AS OF THE SECOND DAY OF JANUARY, 2002 ( the "Effective
Date")

BETWEEN:

     CREATOR CAPITAL LIMITED,
     A Bermuda Exempted Company, having its registered and records offices at:
     Cedar House, 41 Cedar Street,
     Hamilton HM12, Islands of Bermuda;

                                   (hereinafter referred to as "CREATOR")
OF THE FIRST PART

AND:

     STEPHEN WEST SERVICES,
     A proprietary business, having its business address at:
     Suite 22O2, 144 West Fourteenth Avenue,
     North Vancouver, British Columbia,
     Canada,  V7M 1P1;

                             (hereinafter referred to as "WEST SERVICES")
OF THE SECOND PART

WHEREAS:

A. CREATOR is the owner and operator of various computer based services and products. As at the date of this Agreement, these include Sky Games and Sky Play products, and the current new product "www.china-lotteries.com".
B. WEST SERVICES provides computer software technical, managerial and maintenance services ('1 The Services"). It shall provide software technicians to carry out all aspects of software analysis, trouble shooting, applications and development.
C. CREATOR wishes to contract the services provided by WEST SERVICES for CREATOR's products.

NOW THEREFORE THIS AGREEMENT WITNESSTH THAT in consideration of the mutual covenants and agreements herein contained, the receipt and sufficiency of which is hereby acknowledged, the parties hereto do covenant and agree each with the other (the "Agreement ") as follows:

10.0  DEFINITIONS:   This section shall constitute a part of this Agreement.
The definitions of the following words and/or phrases shall be for this Agreement only.

EFFECTIVE DATE: the date of reference of this Agreement, as so noted at the top of the fronts page.

INTELLECTUAL PROPERTY: includes, but is not limited to, all inventions, developments, patents, copyrightable subject matter, copyrights, rights of reproduction, alteration, modification, upgrades, adaptations, revisions, enhancement or other changes including, but limited to, changes to computer software programmes, source codes, programmes, tapes, diskettes, data, deriv-ative works and reuse, test data, trade secrets, and all other confidential information and software.

THE SERVICES: the computer software technical, managerial and maintenance services, as described in Schedule "A" hereto attached.

WEST SERVICES et al.: includes the owners, partners, principals, and employees of WEST SERVICES.

2.0  AGREEMENT:

2.0 On the basis of the representations, warranties, covenants and agreements of the parties contained in this Agreement, and subject to the terms of this Agreement, CREATOR contracts with WEST SERVICES whereby WEST SERVICES provides The Services to CREATOR's businesses and product lines.

2.1 WEST SERVICES hereby agrees to perform The Services as set forth in Schedule "A" to this Agreement under the terms and conditions contained herein.

2.2 The Term of this Agreement shall commence January 2, 2002 for a period of one year. It is renewable on a yearly basis with January 1 being the anniversary date for ensuing years.

2.3 There shall be an initial probationary period of ninety calendar days. Upon written mutual consent (provided under Schedule "B"), the term of the agreement shall continue in effect monthly thereafter.

2.4 The Agreement may be terminated by either party delivering to the other party written notice of termination, providing a sixty-day period to the termination effective date.

2.5 In the event WEST SERVICES becomes unable to perform the The Services due to illness, accident and/or WEST SERVICES' employees failure to perform the services in a timely and competent manner as determined by CREATOR, WEST SERVICES shall have five business days to resolve the lapse of the lack of performance. Should WEST SERVICES be unable to resolve the lapse, this Agreement shall immediately terminate.


THE SERVICES:   Details of the definition and scope of the The Services under this Agreement is set out under Schedule "A", hereto attached.


3.0 FEES:

3.0 During the term of this Agreement, including the initial probationary period, CREATOR shall provide WEST SERVICES the fee of Cdn$5,000.00 monthly.

3.1 WEST SERVICES shall invoice CREATOR monthly for services provided during the previous month. CREATOR shall pay said invoices within thirty (30) days of the date of receipt. Upon termination of this Agreement, CREATOR shall promptly pay WEST SERVICES all amounts due and payable hereunder.

4.0 CREATOR COVENANTS:

4.0 CREATOR shall provide appropriate information and all other material to assist WEST SERVICES to perform its services.

4.1 CREATOR retains the right to use other sources in the achievement of this various business goals, including The Services.


5.0 WEST SERVICES COVENANTS:

5.0 WEST SERVICES represents and warrants that it is able to enter into this Agreement and perform The Services for CREATOR. Such abi1ity is not limited or restricted by any agreements or understandings between WEST SERVICES, its owners, partners or emp1oyees with other persons and/or companies.

5.1 WEST SERVICES shall defend, indemnify, and hold harm1ess CREATOR from and against all liabilities, claims, costs, fines and damages of any type, including Attorney and any other legal fees. This includes, but is not limited to, claims for wages, benefits, ,taxes and worker's compensation insurance costs, premiums, fines etc., arising out of or in any way related to WEST SERVICES' providing The Services to CREATOR.

5.2 WEST SERVICES will not disclose nor disseminate to anyone in the normal course of business with any details pertaining to the financial arrangement of compensation received by WEST SERVICES, or any other individual assigned by WEST SERVICES, from CREATOR. The exception being WEST SERVICES' accounting and income tax requirements.

5.3 WEST SERVICES acknowledges it is solely an independent contractor.

5.4 Nothing contained in this Agreement shall be deemed to constitute either CREATOR or WEST SERVICES as an agent, representative, partner, joint venturer, nor employee of the other party, for any purpose. Neither party can bind the other to any agreement with anyone else, individual or corporate.

5.5 WEST SERVICES ensures its owners, operators, and employees are permitted to work within the legal jurisdiction which WEST SERVICES operations are located, and from which WEST SERVICES will supply The Services to CREATOR under this Agreement.

5.6 Where applicable, WEST SERVICES shall provide CREATOR with proof of proper workers' compensation insurance.

5.7 WEST SERVICES shall provide CREATOR with proper Liability Insurance covering its liability in providing The Services to CREATOR. The minimum liability insurance coverage shall be Cdn$3,000,000. This insurance shall be kept in good standing throughout the duration of the term of this Agreement.

5.8 WEST SERVICES et al. are not eligible for and will not participate any of CREATOR's benefit programmes nor receive any other fringe benefits from CREATOR.

5.9 WEST SERVICES covenants it is able to provide The Services in the highest of standards of the computer software industry, and shall do so with appropriate business decorum.

5.10 Should CREATOR deem it necessary to contract others to aid in the development of any project or in providing The Services, WEST SERVICES shall fully co-operate and work in co-operation with those others.

5.11 WEST SERVICES shall provide its own tools and materials as required to provide The Services contracted under this agreement, except where mutually agreed.

5.12 Any expenses made by WEST SERVICES on behalf of CREATOR shall be submitted with the appropriate invoices and explanations. Payment shall be made with the next retainer payment. However, WEST SERVICES must confirm and obtain written prior approval for any such expenditure. Any such request shall explain the merits of the proposed expenditures.

5.13 Under Schedule "C", hereto attached, WEST SERVICES et al. shall provide a list of any currently existing created or conceived inventions, notions, patents, or developments, which could be related in any way to Creator's businesses.

5.14 WEST SERVICES shall promptly notify CREATOR, in writing, of all intellectual property conceived and/or developed during the tenure of its work for CREATOR.

5.15 WEST SERVICES shall keep industry standard records of all intellectual property developments to which it contributed during the course of this
Agreement.   All such records shall be submitted to CREATOR on a regular basis.

5.16 WEST SERVICES shall maintain a daily diary of all activities under this Agreement. On weekly basis, WEST SERVICES shall submit a written weekly report based upon this diary.

5.17 WEST SERVICES shall assign, and does hereby assign to CREATOR all right, title and interest to any and all intellectual property conceived and/or developed by WEST SERVICES in the course of STEPHEN WEST's past work with CREATOR and any future work under the terms of this Agreement.

5.18 Upon the termination of this Agreement, WEST SERVICES shall promptly download any and all information and data onto an appropriate medium, diskette, CD, DVD, etc. from its computers and deliver said material to CREATOR. WEST SERVICES shall then erase all such information and data from its computers. At that time, a certificate attesting to this shall be provided from WEST SERVICES to CREATOR.


6.0 OWNERSHIP:

6.0 All content, documents and information (in whatever form) provided by CREATOR to WEST SERVICES is supplied in confidence. This Agreement does not provide WEST SERVICES with any right, licenses, nor authority to divulge, reveal, use, nor supply said information to WEST SERVICES best interest. Should it be necessary to provide said information to a third party to expedite WEST SERVICES' work, WEST SERVICES must inform CREATOR. A Confidentiality Agreement must be in place between CREATOR and the Third Party. CREATOR shall provide said Confidentiality Agreement. 6.1 All content, documents and information (in whatever form) provided by CREATOR to WEST SERVICES shall be returned to CREATOR upon the termination of this Agreement.

6.2 Should this Agreement terminate prior to the end of its term, any fees owing shall be issued on a "pro-rata" basis for the current month. Such funds shall be released upon return of all CREATOR materials in WEST SERVICES possession.

6.3 Under the terms of this Agreement, all rights, title and interest in all intellectual property conceived or developed by WEST SERVICES et al in the course of WEST SERVICES' work or services for CREATOR, shall be the sole property of CREATOR. All software and any other intellectual property shall be the sole property and ownership of CREATOR.

7.0 CONFIDENTIALITY:

7.0 WEST SERVICES recognizes and acknowledges CREATOR's Corporate and Business knowledge and its businesses and projects are confidential. To enable CREATOR to operate its businesses and projects such information flows between the various business sectors, divisions, and/or subsidiaries/affiliates. CREATOR's Goodwill depends upon, among other things its keeping such information confidential. Unauthorized disclosure of the same would irreparably damage the Company. Under this Agreement, WEST SERVICES will be privy to, and be in possession of all such information, in order to execute The Services. Such information includes, but is not limited to all documents, other lists, files, drawings, prints, prototypes, models, manuals, letters, lists, notes, notebooks, reports, computer software programmes, and all copies of any of these items, or any other documents and/or computer software programmes relating to all such material/information, whether or not prepared by WEST SERVICES.

7.1 At any time during the term of this Agreement, or after its termination, WEST SERVICES et al. shall not copy, store, save, can, use or make, or make available, either directly or indirect1y, to any person or company, including but not limited to any competitor or potential competitor of CREATOR all information to which it shall be privy.

7.2 Only under written express authority from CREATOR, shall WEST SERVICES divulge any such information during the course of the performance of the The Services.

7.3 WEST SERVICES shall ensure that its owners, partners, joint venturers, principals and/or employees shall have executed a Confidentiality Agreement agreeing to these provisions, and have them attached hereto under Schedule "D". WEST SERVICES shall ensure that any future members shall execute the Confidentiality and Intellectual Property Agreement.

7.4 Upon the termination of this Agreement, WEST SERVICES et al. shall return all such confidential information.


8.0 INJUNCTIVE RELIEF:   WEST SERVICES acknowledges and agrees that any
violation of any of this Agreement would cause immediate irreparable damage to CREATOR. It would be extremely difficult or impossible to determine the amount of damage caused to CREATOR. Therefore, WEST SERVICES consents to the issuance of a temporary restraining order, preliminary and permanent injunction, and other appropriate relief to restrain any actual or threatened violation of this Agreement, without limiting any other remedies the Company may have.


9.0 ARBITRATION:   During the term of this Agreement, or after its termination, before or after, or any aspect of WEST SERVICES relationship with CREATOR, or cessation of that relationship, in the event of any dispute or claim regarding any provision of this Agreement, WEST SERVICES agrees to submit the dispute or claim to arbitration in the CITY OF VANCOUVER, BRITISH COLUMBIA, CANADA. An arbitrator shall be selected in accordance with the rules of the Canadian Arbitration Association as the exclusive remedy for any such dispute or claim.


10.0 NOTICES:   Any and all notices to the Parties are to be sent to:

     CREATOR:        P.O. Box 280
                     Bowen Island, British Columbia
                     Canada,  VON 1GO
                     Tel:  604-947-2555
                     Fax: 604-947-0294
                     E-mail: missyharvey@earthlink.net

     WEST SERVICES:  Suite 2202, 144 West Fourteenth Avenue
                     North Vancouver, British Columbia
                     Canada,  V7M 1P1
                     Tel:  604-990-9890
                     Fax: 604-990-9890
                     E-Mail: steve.west@telus.net

GOVERNING LAW

This Agreement shall be governed by, construed in and enforced in accordance exclusively with the Laws of the Province of British Columbia, Vancouver, Canada.

If any provision of this Agreement is rendered inoperative or illegal by operation of law or otherwise, all other provisions contained herein shall remain in full force and effect, and in such cases the principle of sever-ability shall govern.

13.0  TIME:   Time is of the essence of this Agreement.

14.0  ENURITY:   This Agreement shall enure to the benefit of, and be binding upon, the Parties hereto and their respective heirs, executors, successors and assigns.

15.0  OTHER DOCUMENTS:   The Parties hereto agree to execute and deliver all
such further documents and other writings of any kind whatsoever, and all such further acts and things as are reasonably required, to carry out the full intent and meaning of this Agreement.

16.0  COUNTERPART:   This Agreement may be signed in as many counterparts as may be deemed necessary, each of which is signed shall be deemed to be an original, and all such counterparts together shall constitute one and the same instrument.


IN WITNESS THEREOF the parties have hereunto set their hands and seals effective as of the Effective Date first above written.


DULY SIGNED, SEALED AND DELIVERED
BY CREATOR CAPITAL LIMITED
BY:

/S/ DEBORAH FORTESCUE-MERRIN                    January 2, 2002
------------------------------------     Dated: ------------------
Signature

DEBORAH FORTESCUE-MERRIN
-----------------------------------
Name

President
-----------------------------------
Title


DULY SIGNED, SEALED AND DELIVERED
BY STEPHEN MICHAEL WEST
BY:

/s/ STEPHEN MICHAEL WEST                          January 2, 2002
------------------------------------       Dated: -----------------
Signature

STEPHEN MICHAEL WEST
------------------------------------
Name


------------------------------------
Title

                         PROFESSIONAL SERVICES CONTRACT
                               JANUARY 2, 2002
                                 SCHEDULE "A"
                                 The Services

Under the terms of the above noted Professional Services Contract between WEST SERVICES AND CREATOR, the following are, but not limited to, the services:

i.    Sky Play Product Management
ii.   Sky Play Product Maintenance
iii.  New Sky Play Product development (includes, but not limited to)
      -new games software
      -acquisition of outsourced new games software
iv.   Sky Games Product Management
v.    Sky Games Product Maintenance
vi. New Sky Games Product development (includes, but not limited to) -new games software
       -analysis of the existing software
       -recommendations of improvement
       -Sky Games software revisions
vii.  Customer Service for both Sky Play and Sky Games
viii. Vendor Relations
ix.   Assistance in the maintenance and upgrading of the corporate Website
xi.   China Soccer Sports Bet Lottery and Gambling Product
xii.  Assistance in the development of new products
xiii. Assistance in the development of new business ventures

                       PROFESSIONAL SERVICES CONTRACT
                               JANUARY 2, 2002
                                 SCHEOULE "B"


WRITTEN CONSENT LETTER

April 2, 2002



Stephen M. West, Esq.
West Services
Suite 2202, 144 West Fourteenth Avenue
North Vancouver, British Columbia
Canada,   V7M 1P1


Dear Mr. West:

            RE:  PROFESSIONAL SERVICE CONTRACT, JANUARY 2, 2002


Under Section 1.4 of the above referenced Contract, the probationary period has expired. The Company now effects the Agreement in full for the term of the contract to January 1, 2003.


Yours sincerely,


/S/ Deborah Fortescue-Merrin

Deborah Fortescue-Merrin
President and Director
Creator Capital Limited

                         PROFESSIONAL SERVICES CONTRACT
                                JANUARY 2, 2002
                                  SCHEDULE "B"


WRITTEN CONSENT LETTER

April 2, 2002



Deborah Fortescue-Merrin
Creator Capital Limited
P. 0. Box 280
Bowen Island, British Columbia
Canada,   VON 1GO

Ms. Fortescue-Merrin;

          RE:  PROFESSIONAL SERVICES CONTRACT, JANUARY 2, 2002

Thank you for your letter effecting the full term of the above referenced Contract. I accept Agreement term.

Yours sincerely,


/s/ Stephen M. West

Stephen M. West
West Services

                        PROFESSIONAL SERVICES CONTRACT
                               JANUARY 2, 2002
                                 SCHEDULE "C"

               LIST OF PRIOR INVENTIONS, INTELLECTUAL PROPERTY,
                       AND ORIGINAL WORKS OF AUTHORSHIP


TILE                               DATE                DESCRIPTION
------------------------------------------------------------------------





ACKNOWLEDGED:


CREATOR CAPITAL LIMITED                     STEPHEN MICHAEL WEST
 BY:

/S/ DEBORAH FORTESCUE-MERRIN                /S/ STEPHEN MICHAEL WEST
-----------------------------------         ---------------------------
Signature                                   Signature

DEBORAH FORTESCUE-MERRIN                    JANUARY 2, 2002
-----------------------------------         ---------------------------
Name (printed)                              Dated

President
-----------------------------------
Title

JANUARY 2, 2002
-----------------------------------
Dated

                        PROFESSIONAL SERVICES CONTRACT
                               JANUARY 2, 2002
                                 SCHEDULE "D"


CONFIDENTIALITY AGREEMENT


                Names of each individual providing Agreements


---------------------------------------------------------


---------------------------------------------------------


---------------------------------------------------------


---------------------------------------------------------


---------------------------------------------------------


---------------------------------------------------------

                            CREATOR CAPITAL LIMITED

                       CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2002

                                 (U.S. DOLLARS)

                                INDEX

                                                                    PAGE
REPORT OF INDEPENDENT AUDITORS                                        3
CONSOLIDATED BALANCE SHEET                                            4

CONSOLIDATED STATEMENT OF OPERATIONS                                  5

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT               6

CONSOLIDATED STATEMENT OF CASH FLOWS                                  7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                     8-16

                                    F-3
                        REPORT OF INDEPENDENT AUDITORS

To the Shareholders
Creator Capital Limited

We have audited the accompanying consolidated balance sheets of Creator Capital Limited as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2002, 2001, and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Company as of December 31, 2002 and 2001, and the results of operations and cash flows for the year ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has limited operations, products, or facilities, and requires significant resources to implement its plan of operations that raises substantial doubt about its ability to be a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, BC                               "BUCKLEY DODDS"
March 19, 2003                           Chartered Accountants

                                       F-4
                              CREATOR CAPITAL LIMITED
                            CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                                      December      December
                                                        2002          2001
                                                      --------      --------
Current Asset

Cash and cash equivalents                             $139,338      $ 90,870
Accounts receivable                                     50,795       143,380
Prepaid expenses                                        46,167        70,079
                                                      --------      --------
Total current assets                                   236,300       304,329
                                                      --------      --------
Furniture, fixtures and equipment, at cost             495,561       468,343
  Less:  accumulated depreciation                     (468,861)     (378,932)
                                                     ----------     ---------
    Furniture fixtures and equipment, net               26,700        89,411
                                                     ----------     ---------
Investment - China Lotteries (Note 3)                  115,030       108,030
                                                     ----------     ---------
              Total assets                           $ 378,030      $501,770
                                                     ==========     =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses             $  164,541     $ 159,532
  Accrued dividends payable                            984,168       828,091
  Notes payable, current liabilities                    18,000        18,000
                                                    ----------     ----------
             Total current liabilities               1,166,709     1,005,623

Notes payable, long term and non-interest bearing       66,322        66,322
                                                     ---------     ----------
                                                     1,233,031     1,071,945
Stockholders' equity (Note 4)
Class A preferred shares, $0.01 par value,
  authorized - 3,000
  shares, outstanding - 2,237 shares                        22            22
Class B preferred shares, $0.01 par value,
  authorized - 5,000,000 shares
  Common shares, $0.01 par value,
  authorized -100,000,000 shares,
  outstanding - 90,795,037 and 87,302,611 shares       873,027       873,027
Additional paid-in-capital                          65,405,998    65,405,998
Accumulated deficit                                (67,134,048)  (66,849,222)
                                                   ------------  ------------
                                                      (855,001)     (570,175)
                                                   ------------  ------------
Total liabilities and stockholders' equity         $   378,030   $    501,770
                                                   ===========   ============

APPROVED BY THE DIRECTORS:

"Deborah Fortescue-Merrin" Director

 "Michael Bartlett"        Director


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                      F-5
                            CREATOR CAPITAL LIMITED
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                              Twelve Months    Twelve Months    Twelve Months
                                  Ended            Ended            Ended
                               December 31,     December 31,     December 31,
                                   2002             2001             2000
                              -----------------------------------------------
Revenue                          $ 326,162        $ 561,030        $ 537,365
                                 ---------        ---------        ---------
Operating Expenses
  General and administrative       211,115          156,757          219,319
  Bad debt expense                  20,250                -                -
  Consulting and contract labor     42,566           94,357          192,126
  Marketing                         11,455           25,308           20,041
  Legal                             33,371            7,853           14,381
  Interest expense                       -            1,153            1,832
  Depreciation and amortization     89,928          243,239          883,494
  Interest income                   (1,273)         (18,164)          (3,681)
  Write-down/sale of assets              -                -            1,270
                                  --------          -------          --------
                                   407,412          510,503        1,328,782
                                ----------       ----------       -----------
Net income (loss)               $  (81,250)      $   50,527       $ (791,147)
                                ===========      ==========       ==========

BASIC AND DILUTED LOSS PER SHARE
Numerator for basic and diluted
loss per share:
  Net income (loss)             $  (81,250)      $   50,527       $ (791,147)
  Preferred stock dividends        203,577          203,399          368,191
                                -----------      -----------      -----------
  Loss to common shareholders   $ (284,827)      $ (152,872)      $1,159,338)
                                ===========      ===========      ===========
Denominator for basic and diluted loss
  per share - weighted average
  shares outstanding            73,878,000       70,385,000       50,000,000
                                ===========      ===========      ===========
Net loss per share              $   (0.004)      $  ( 0.002)      $    (0.02)
                                ===========      ===========      ===========


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                      F-6
                            CREATOR CAPITAL LIMITED
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

      Class A       Class B
     Preferred     Preferred                       Addi-
       Stock        Stock        Common Stock     tional
     -------------------------------------------
     Number       Number       Number              Paid       Accumu-
     of           of             of                 in        lated
     Sh's   Amt   Sh's   Amt   Shares    Amount   Capital     Deficit     Total
     --------------------------------------------------------------------------
             $            $                 $        $           $          $

Balance, December 31, 1999
    2,237    22   2,075  21  50,103,529 501,035 65,615,278 (65,537,012) 579,344
================================================================================

Net Income (loss)                                             (791,147)(791,147)

Preferred stock dividends                                     (368,191)(368,191)
--------------------------------------------------------------------------------
Balance, December 31, 2000
    2,237    22   2,075  21  50,103,529 501,035 65,615,278 (66,996,350)(579,994)
================================================================================

Net income                                                      50,527   50,527
  Preferred stock dividends                                   (203,399)(203,399)
  Conversion of accrued
  dividend
   into common stock            747,317   7,473    155,218           -  162,691

  Conversion of Class B
  preferred stock into common
   stock         (2,075)(21) 36,451,765 364,519   (364,498)
-------------------------------------------------------------------------------

Balance, December 31, 2001
    2,237    22       -   -  87,302,611 873,027 65,405,998 (66,849,222)(570,175)
================================================================================

Net loss                                                       (81,250) (81,250)
  Preferred stock dividends                                   (203,576)(203,576)

  Issuance of common stock
   cash received
   in prior year              3,492,426       -
--------------------------------------------------------------------------------

Balance, December 31, 2002
    2,237    22       -   -  90,795,037 873,027 65,405,998 (67,134,048)(855,001)
================================================================================


         SEE ACCOMPANYING NOTES TO CONSOLIDATED THE FINANCIAL STATEMENTS

                                       F-7
                             CREATOR CAPITAL LIMITED
                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                Twelve Months   Twelve Months   Twelve Months
                                    Ended           Ended           Ended
                                 December 31,    December 31,    December 31,
                                     2002            2001            2000
                              -----------------------------------------------

OPERATING ACTIVITIES
Net income (loss)                 $  (81,250)      $  50,527      $(791,147)
Reconciliation of net loss to net
cash used in operating activities
  Depreciation and amortization       89,928         243,239        883,494
  Write-down/sale of assets                -               -          1,270
  Changes in current assets/
  liabilities
    Accounts receivable               92,585          18,520        (69,419)
    Prepaid expenses                  23,912           6,676         12,351
    Accounts payable and
    accrued expenses                   5,009         (84,636)           742
      Accrued dividends payable      156,077         (50,363)       368,191
                                     -------         --------       -------
    Net cash provided by/(used in)
    operating activities             286,261         183,963        403,998
                                     -------         -------        -------
INVESTING ACTIVITIES
  Purchases of furniture and
  fixtures and equipment             (27,216)        (17,169)        (8,508)
  Proceeds from sales of property
  and equipment                            -               -          3,730
  Investment in China - Lotteries     (7,000)       (108,030)             -
                                     --------        --------        -------
    Net cash provided by/(used in)
    operating investing activities   (34,216)       (125,199)        (4,778)
                                     --------        --------        -------

FINANCING ACTIVITIES
  Issuance of common stock                -          162,712              -
  Payment on notes payable                -           (1,500)       (13,500)
  Redemption of preferred stock           -              (21)             -
  Payment of preferred
    stock dividends                (203,577)        (203,399)      (368,191)
                                   ---------        ---------      ---------
    Net cash provided by/(used in)
      financing activities         (203,577)         (42,208)      (381,691)
                                   ---------        ---------      ---------

  Net increase in cash               48,468           16,556         17,529
  Cash, beginning of period          90,870           74,314         56,785
                                   --------         --------       ---------
  Cash, end of period             $ 139,338         $ 90,870       $ 74,314
                                   ========          =======        =======

  Supplemental Cash Flow Information:
  Cash paid for income taxes      $       -         $      -       $    685
                                   ========          ========       ========
  Cash paid for interest          $       -         $  1,153       $  1,832


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                    F-8-16
                            CREATOR CAPITAL LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1     NATURE OF OPERATIONS

The Company is a Bermuda exempted company which, in June 1997, changed its name from Sky Games International Ltd. ("SGI") to Interactive Entertainment Limited. and on September 27, 2000 changed its name to Creator Capital Limited. The Company's activities have been focused on providing inflight gaming and entertainment software and services by developing, implementing and operating or licensing computerized video gaming and other entertainment software on, but not limited to the aircraft of international commercial air carriers. Gaming software was marketed using the name Sky Games, and the entertainment software is marketed using the name Sky Play.

NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents
=========================
The Company considers cash on hand, deposits in banks and short-term investments with maturities of three months or less as cash and cash equivalents.

Software Development
====================
All software production costs have been capitalized until the software was available for general release to customers, in accordance with the provisions of Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Amortization
of the software costs over a three year period started in June 1998, Software development costs were written down in December, 1998 to a value representing the value attributable to the Sky Play software.
 Property and Equipment
======================
The Company's property and equipment is recorded at cost and depreciated using the straight-line and declining balance methods over its estimated economic life which is generally three to five years.

Additions and improvements that materially extend the useful lives are capitalized, while repairs and maintenance costs are expensed as incurred. Depreciation expense was approximately $89,876, $85,711 and $89,554 for the years ended December 31, 2002, 2001 and 2000, respectively.

Goodwill
========
The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized but is reviewed for impairment annually, or more frequently if certain indicators arise. The Company completes its annual goodwill impairment tests as of December 31 of each year for all its reporting units. Based on an analysis of economic characteristics and how the Company operates its business, the Company has designated its business segments as its reporting units. As required by the statement, intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified to goodwill. With adoption of the statement, the Company ceased amortization of goodwill as of January 1, 2002.

Impairment of Long-Lived Assets
===============================
In accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of, management continually evaluates whether events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable.

Stock-Based Compensation
========================
The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB No. 25) and related interpretations.

Loss Per Share
==============
In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share (SFAS No. 128). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. For the periods ended December 31, 2002, December 31, 2001 and December 31, 2000, there is no difference between basic and diluted loss per share as all stock options, warrants, convertible debentures and convertible preferred stock are anti-dilutive for the periods presented. All loss per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements.

Use of Estimates
================
The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates used in these financial statements include fair values and impairment analysis of Property and Equipment and Investment.

Principles of Consolidation
===========================
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Sky Games International Corp. (a Nevada corporation), Creator Island Equities Inc., (a Yukon Territory corporation),
and, Inflight Interactive Limited (a U.K. corporation).    The subsidiary
companies are all inactive and all material inter-company transactions have been eliminated in consolidation.

Comprehensive Income
====================
The Company adopted SFAS No. 130 Reporting Comprehensive Income effective January 1, 1998. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The requirements of SFAS No. 130 include: (a) classifying items of other comprehensive income by their nature in a financial statement and (b) displaying the accumulated balance of other comprehensive income separately from retained earning and additional paid-in capital in the equity section of the balance sheet. The Company's comprehensive income (loss) is substantially equivalent to net income (loss) for the twelve months ended December 31, 2002, 2001 and 2000.

Segment Reporting
=================
In 1998, the Company adopted SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information effective for fiscal years beginning after December 15, 1997. This statement requires financial statements to disclose information about products and services, geographic areas and major customers based on a management approach. The management approach requires disclosing financial and descriptive information about an enterprise's reportable operating segments based on reporting information the way management organizes the segments for making decisions and assessing performance. It also eliminates the requirement to disclose additional information about subsidiaries that were not consolidated. For the year ending December 31, 2002, the adoption had no material impact to the Company's disclosure information and its results of operations.

Pensions
========
FASB Statement Number 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, became effective for fiscal years beginning after December 15, 1997, and revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. Since the Company has no pension or postretirement benefit plans, the pronouncement had no effect in the period.

Derivative Instruments and Hedging Activities
=============================================
FASB Statement Number 133, Accounting for Derivative Instrument Hedging Activities, becomes effective for fiscal years beginning after June 15, 1999, and establishes accounting and reporting standards fro derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company does not believe this pronouncement will have a material effect on its financial statements in the near future.

Mortgage - Backed Securities
============================
FASB Statement Number 134, Accounting for Mortgage-Backed Securities Retained after the Securities of Mortgage Loans for Held for Sale by a Mortgage Banking Enterprise, becomes effective for fiscal years beginning after December 15, 1998. it is not expected apply to the Company.

Disclosure about Fair Value of Financial Instruments
====================================================
The Company estimates that the fair value of all financial instruments as of December 31, 2002, and 2001, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and according-ly, the estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange.

Foreign Currency Translation
============================
Foreign currency assets and liabilities are translated into United States dollars at the exchange rate prevailing at the balance sheet date. Revenue and expenses are translated at the average exchange rate during the year. Translation gains and losses are not material.

Website Development Costs
=========================
Emerging Issues Task Force Issue No.00-2, Accounting for Web Site Development Costs (EITF 00-2). Becomes effective for periods beginning after June 30, 2000, and establishes accounting and reporting standards for costs incurred to develop a web site based on the nature of each cost. In general, the pronouncement requires that costs incurred to develop a web site be capitalized and amortized to expense over the expected useful life of the site. The Company has not incurred web site development costs.

Revenue Recognition
===================
Revenue for Sky Games is recognized each month upon the invoicing of customer. Revenue for Sky Games is recognized at the end of each month upon accumulation of monthly gaming totals.

Recent Accounting Pronouncements
================================
Statement of Financial Accounting Standards (SFAS) No.146,"Accounting for Costs Associated with Exit or Disposal Activities " ( SFAS No.146), requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force (EITF) Issue No. 94-3, " Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit
an Activity (including Certain Costs Incurred in a Restructuring)."   The
provisions of SFAS NO.146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The effect of adoption of SFAS No.146 is dependent on the Company's related activities subsequent to the date of adoption.

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No.45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, The adoption of FIN 45 is not anticipated to have a material effect on the Company's financial position, results of operations, or cash flows.

Recent Accounting Pronouncements
================================
In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables. " EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 is not anticipated to have a material effect on the Company's financial position, results of operations, or cash flows.

In December 2002, the Financial Accounting Standards Board (FASB) Issued Statement of Financial Accounting Standards No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148). SFAS 148 amends SFAS 123 "Accounting for Stock-Based Compensation, "to provide alternative methods of transition for a voluntary change to the fair value based method of accounting
for stock-based employee compensation.    In addition, SFAS 148 amends the
disclosure requirements of SFAS 123 to require prominent disclosures in both
annual and interim financial statements about the reported results.    The
transition guidance and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based compensation under the provision of Accounting Principle Bond Opinion No. 25 "Accounting for Stock Issued to Employees" using the "intrinsic value" method. Accordingly, the adoption of SFAS 148 is not anticipated to have a material effect on the Company's financial position, results of operations, or cash flows.

NOTE 3     INVESTMENT - CHINA LOTTERIES

On September 22, 2001, the Company entered into an investment agreement with Trade Watch Consultants Limited, (formerly Asset China Investments Ltd.)
("Trade Watch").  Trade Watch holds 70% of the outstanding shares of Beacon
Hill Enterprises Ltd. Beacon Hill holds the license for and operates one of two major Soccer Betting Lottery locations in Guangzhou City, Guangdong Province, People's Republic of China. In exchange for 1,500,000 shares of the Company's common stock, and an investment of up to HK$1,500,000 (US$180,050), the Company received 80% of the proceeds of the business profits that will be generated from Trade Watch's sports betting and lottery assets. To date, the Company has
forwarded HK$955,000 (US$115,030).   As at December 31, 2002 no earnings have
been recorded as this project is in its initial stages of operation and no business profits have been earned to date.

On November 1, 2001, the Company entered into an investment agreement with Lee John Associates ("Lee John"). Lee John is engaged in the business of owning the licenses for and operating several lottery locations in Guangzhou City, Guangdong Province, Peoples' Republic of China. In exchange for 500,000 shares of the Company's common stock, the Company shall receive 80% of the proceeds of the business profits that will be generated from Lee John's Lottery businesses. As at December 31, 2002 no earnings have been recorded as this project is in its initial stages of operation and no business profits have been earned to date.
 NOTE 4     SHAREHOLDERS' EQUITY

In 1997, the Company exchanged a promissory note in the amount of $2,737,000 for Class A Preference Stocks at $1,000 per share.

In 1998, the Company redeemed 500 Stocks at their redemption price of $1,000 per
share.   The Class A Preference Stocks are convertible at any time into Common
Stock, Dividends on the Class A Preference Stocks are cumulative and payable quarterly at an annual dividend rate of 9%. The Company, at its option, may redeem the Class A Preference Stocks, in whole or in part, at any time and from time to time, at a redemption price of $1,000 per share plus any accrued and unpaid dividends thereon. The Company is not required to redeem the Class A Preference Stocks.

Dividends on the Class A Preference Stocks were $201,370 in 2002, $201,370 in 2001, and $201,370 for 2000. They remained unpaid and are in arrears at year-end. The Class A Preference Stock do not have any voting rights. As of December 31, 2002, 2,237 Class A Preference Stock remained outstanding.

In 1997, the Company issued Series A and Series B Convertible Preference Stocks of the Company's Class B Preferred Stock. The Class B Series A and Series B Preference Stock are convertible into stock of Common Stock, . As of December 31, 2002, all Series A Convertible Preference Stock of the Company's Class B Preferred Stock as well as cumulative dividends related thereto have been converted into common Stocks.

Dividends are cumulative and may be paid, at the option of the Company and with prior notice, in additional stocks of Common Stock at an annual dividend rate of 8%.

On April 30,1997, the Company entered into a Consulting agreement with James P. Grymyr, whereby he would provide consulting services to the Company from time to time, as requested by the Company. Under the terms of this agreement, the Company issued 586,077 stocks of Common Stock to Mr. Grymyr as consideration for all such consulting services, both past and future. During March 2001, Mr. Grymyr informed the Company that he did not provide any consulting services
to the Company.    Furthermore,  he indicated that the agreement was never
operational.  A review of the Company's records, and conversations with previous
management did not reveal any evidence to the contrary.   Therefore, Mr. Grymyr
offered to annual the Consulting Agreement and return the shares to the Company for cancellation. The Company accepted this offer under the terms of the Annul-
ment Agreement dated June 20, 2001.   The Company is waiting for Mr. Grymyr to
complete his undertakings as detailed in the Annulment Agreement.    As of
December 31, 2002, Mr. Grymyr has not completed his undertakings as stated in
the Annulment Agreement.    During the period ended, December 31, 2002, the
Company issued 3,492,426 Common Stock as part of a prior years conversion of preference shares where there was a delay in issuing the common Stocks.

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

A summary of the Company's stock option activity and related information follows:

                     Twelve Months Ended Twelve Months Ended Twelve Months Ended
                      December 31, 2002   December 31, 2001   December 31, 2000
                      ----------------------------------------------------------
                                Weighted             Weighted           Weighted
                                 Average
  Average            Average
                                Exercise             Exercise           Exercise
                      # Options   Price    # Options  Price    # Options  Price
                      ----------------------------------------------------------
Outstanding at
  beginning of period 1,020,000   $0.54    3,445,340  $  3.20  3,625,340  $ 3.11
    Granted                   -       -      550,000     0.35          -    1.52
    Exercised                 -       -            -        -          -       -
    Expired             (20,000)   3.00    2,975,340     3.00   (180,000)   3.20
                      ----------------------------------------------------------
Outstanding at
  end of period       1,000,000   $0.49    1,020,000  $  0.54  3,445,340  $ 3.20
                      ==========================================================

Options exercisable
  at end of period    1,000,000   $0.49    1,020,000  $  0.54  2,225,340  $ 1.98
                      ==========================================================

Weighted average fair
  value of options
  granted during the
  Period                          $   -               $  0.35             $    -
                      ==========================================================


Exercise prices for stock options outstanding at December 31, 2002, ranged from $0.14 to $4.13. The weighted average remaining life of the outstanding stock options is approximately 5 years.

Pro forma information regarding net loss and loss per share is required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-
Based Compensation (SFAS No. 123) and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2002, 2001 and 2000, respectively: volatility factor of the expected market value of the Company's Common Stock is nil for 2002, 4,660 and 2.808 for 2001 and 2002, respectively; weighted average expected life of the options of 5 years for each period; risk-free interest rate of 1.5% for 2002, 3.66% for 2001 and 5.75% for 2000, and no dividend payments.
The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require highly sub-jective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.


                    Twelve Months Ended Twelve Months Ended Twelve Months Ended
                     December 31, 2002   December 31, 2001   December 31, 2000
                     ---------------------------------------------------------
Net income (loss)      $     (81,250)       $     50,527      $     (791,147)
SFAS No. 123
  compensation expense             -             170,500                   -
                     -----------------    -----------------  ----------------
SFAS No. 123 pro forma net
  Income (loss)        $     (81,250)       $   (119,873)     $     (791,147)
                     ================-    ===============     ===============
Basic and diluted pro
  forma loss per share $      (0.001)       $     (0.002)     $        (0.02)
                     ================     ===============     ===============

Because SFAS No. 123 applies only to stock-based compensation awards for the fiscal year ended February 29, 1996 and future years, the pro forma disclosures under SFAS No. 123 are not likely to be indicative of future disclosures until the disclosures reflect all outstanding, non-vested awards.


NOTE 6     STOCK WARRANTS

As of December 31, 2002, the Company had no outstanding stock warrants for shares of its Common Stock as its prior year's outstanding 80,000 warrants expired during 2002 fiscal year.


NOTE 7     INCOME TAXES

As a Bermuda exempted company, the Company is not currently subject to income tax filing requirements in Bermuda. Prior to 1999 the Company operated in the U.S. as a branch of a foreign corporation. Tax carry-forward in taxable jurisdictions have not been determined. Deferred tax assets, if any, would be fully reserved. There are no income tax provisions, benefits, liabilities or assets reflected in the accompanying consolidated financial statements.


NOTE 8     CONTINGENCIES

Mr. Laurence Geller was Chairman of the Board of Directors of the Company from September 30, 1996 until February 23,1999. The annual compensation of the Chairman of the Board was set at $100,000 and is not payable until the Company generates sufficient cash flows from operations. The amount payable of $133,000 has been accrued as a liability in the accounts; however, management is currently disputing the payment of this amount.


NOTE 9     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Financial results by quarter are as follows:


                                      First    Second     Third      Fourth
                                     Quarter   Quarter    Quarter    Quarter
                                     ---------------------------------------
Twelve months ended December 31, 2002
Net loss                            $  7,210   $ (4,193)  $  4,354  $(88,621)
                                    =========================================
Basic and diluted loss per share    $(0.0005)  $(0.0006)  $(0.0005) $ (0.002)
                                    =========================================


                                      First     Second     Third     Fourth
                                     Quarter   Quarter    Quarter    Quarter
                                     ---------------------------------------
Twelve months ended December 31, 2001
Net income (loss)                   $(70,860)  $(39,057)  $51,327    $109,117
                                    ==========================================
Basic and diluted loss per shares   $(0.0008)  $(0.0004)  $(0.0006)  $ (0.001)
                                    ==========================================


                                      First      Second     Third      Fourth
                                     Quarter     Quarter    Quarter    Quarter
                                     ---------------------------------------
Twelve months ended December 31, 2000
Net loss                            $(145,902) $(194,776)  $(184,347) $(266,122)
                                    ============================================
Basic and diluted loss per shares   $(0.0004)  $(0.0006)   $(0.0055)  $ (0.008)
                                    ============================================


NOTE 10     COMPARATIVE FIGURES

Certain of the comparative figures have been restated to conform with the presentation of the current year.
