Form 10-K/A
period 2002-12-31
CREATOR CAPITAL LTD
filed 2003-04-29
CIK 882537

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

                            CREATOR CAPITAL  LIMITED

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                    PAGE
Part 1
  Item 1    Corporate History and Development                         3
            Business Overview                                         4
            The Product                                               5
            The Industry                                              6
            Competition                                               7
            Market and Marketing                                      7
            Manufacturing                                             8
            Sky Games System Acquisition                              8
            The Amalgamations                                         8
            Major Customers                                           9
            Investment - China Lotteries                             10
            Employees                                                10
  Item 2    Properties                                               10
  Item 3    Legal Proceedings                                        11
  Item 4    Submission of Matters to a Vote of Security Holders      11



Part II
  Item 5    Market for Registrant's Common Equity and Related
            Stockholder Matters                                      11
  Item 6    Selected Financial Data                                  13
  Item 7    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      14
            Overview                                                 14
            Results of Operations                                    16
            Liquidity and Capital Resources                          17
            Forward-Looking Information                              18
  Item 8    Financial Statements and Supplementary Data              19
  Item 9    Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                   19



Part III
  Item 10   Directors and Executive Officers of the Registrant       19
  Item 11   Executive Compensation                                   19
  Item 12   Security Ownership of Certain Beneficial Owners
            and Management                                           19
  Item 13   Certain Relationships and Related Transactions           20
  Item 14   Controls and Procedures                                  20

Part IV
  Item 15   Exhibits, Financial Statement Schedules
            and Reports on Form 8-K                                  20
            Signatures                                               24
            Certification                                            24


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

ITEM  14:  CONTROLS  AND  PROCEDURES

(a)  Evaluation  of  disclosure  controls  and  procedures.

Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 (c)) as of a date within 90 days prior to the filing of this Annual Report on Form 10-KSB, have concluded that our disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b)  Changes  in  internal  controls.

There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation.



PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

02-05  Dated May 20, 2002.  Other Events include Press Release dated May 16,
2002

02-06  Dated June 13, 2002.  Other Events include Press Release dated June 13,
2002

02-07  Dated July 19, 2002.  Other Events include Press Release dated July 19,
2002

02-08 Dated August 19, 2002. Other Events include Press Release dated August 15,2002

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

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

/s/ Michael L Bartlett           Director                 March 27, 2003
Michael L. Bartlett

/s/ Anthony P. Clements          Director                 March 27, 2003
Anthony P. Clements

/s/ Deborah Fortescue-Merrin    Chairman,                 March 27, 2003
Deborah Fortescue-Merrin        President and Director

/s/ Anastasia Kostoff-Mann      Director,                 March 27 ,2003
Anastasia Kostoff-Mann          Vice President

                                  CERTIFICATION
                                  -------------

I, Deborah Fortescue-Merrin, certify that:

1. I have reviewed this annual report on Form 10-K of Creator Capital Limited;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 27, 2003

/s/    Deborah Fortescue-Merrin        Deborah Fortescue-Merrin
                                       President & C.E.O.

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
