Form 10-Q
period 2003-03-31
CREATOR CAPITAL LTD
filed 2003-05-15
CIK 882537

`
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________

                      Commission file number:  0-22622

                            CREATOR CAPITAL LIMITED
              ----------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed bySection 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The registrant had 90,795,037 shares of common stock outstanding as of March 31, 2003.

Exhibit index is located on page 11.

                             CREATOR CAPITAL LIMITED

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  MARCH 31, 2003

                                 (U.S. DOLLARS)

                              CREATOR CAPITAL LIMITED

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003

                                 (U.S. DOLLARS)

                                     INDEX


REPORT OF INDEPENDENT AUDITORS                                      PAGE 3

CONSOLIDATED BALANCE SHEET                                               5

CONSOLIDATED STATEMENT OF OPERATIONS                                     7

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT                  8

CONSOLIDATED STATEMENT OF CASH FLOWS                                     9

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                       10-15

                          REPORT OF INDEPENDENT AUDITORS


To the Shareholders
Creator Capital Limited

We have audited the accompanying consolidated balance sheets of Creator Capital Limited for the three months then ended March 31, 2003, and the Related statements of operations, stockholders' equity (deficit), and Cash flows for the three months ended March 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Company as of March 31, 2003 and the results of operations and cash flows for the three months ended March 31, 2003 in conformity with accounting principles generally accepted in the United States.

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


Vancouver, BC                                           "BUCKLEYDODDS"
April 24, 2003                                      Chartered Accountants

                    CREATOR CAPITAL LIMITED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
--------------------------------------------------------------------------
                                    March 31,     March 31,   December 31,
                                      2003          2002          2002
--------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents        $ 135,342     $ 135,767     $ 139,338
  Accounts receivable                 40,585       120,668        50,795
  Prepaid expenses                    46,167        59,292        46,167
                                   ---------     ---------      --------
    Total current assets             222,094       315,727       236,300
                                   ---------     ---------      --------
Furniture, fixtures and
  equipment, at cost                 496,391       471,561       495,561
  Less:  accumulated depreciation   (470,097)     (401,883)     (468,861)
    Furniture, fixtures and         ---------     ---------     --------
      equipment, net                  26,494        69,678        26,700
                                    ---------     ---------     --------

Investment - China Lotteries         115,030       108,030       115,030

(Note 3)                            --------      --------       -------

     Total assets                  $ 363,418     $ 493,435     $ 378,030
                                   ---------     ---------     ---------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable and
    accrued expenses                 159,786       143,975       164,541
  Accrued dividends payable        1,035,476       877,744       984,168
  Notes Payable,
    current liabilities               18,000        18,000        18,000
                                   ---------     ---------     ---------
Total current liabilities          1,213,262     1,039,719     1,166,709


Notes payable, long term
  And non-interest bearing             6,322        66,322        66,322
                                   ---------     ---------     ---------
                                   1,279,584     1,106,041     1,233,031
                                   ---------     ---------     ---------
Shareholders' equity
  Class A preferred shares,
    $0.01 par value,
      authorized - 3,000 shares,
      outstanding - 2,237 shares          22            22            22

  Class B preferred shares,
    $0.01 par value,
      authorized - 5,000,000 shares,

  Common shares, $0.01 par value
    authorized - 100,000,000
    shares; outstanding 90,795,037
    and 87,302,611 shares            873,027     1,065,294       873,027
Additional paid-in-capital        65,405,998    65,215,778    65,405,998
Accumulated deficit              (67,195,213)  (66,893,700)  (67,134,048)
                                  ----------   -----------    ----------
                                     916,166)     (612,606)     (855,001)
                                  ----------    ----------    ----------
  Total liabilities and
    shareholders' equity            363,418      $ 493,435     $ 378,030
                                  ----------    ----------    ----------



         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    CREATOR CAPITAL LIMITED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                   Three Months   Three Months      Year
                                      Ended          Ended          Ended
                                     March 31,     March 31,     December 31,
                                       2003         2002             2002
                                   ---------      ---------      ---------
Revenue                            $  43,210      $ 119,248      $ 326,162
				            ---------      ---------      ---------

Operating Expenses
  General and administrative          38,639         50,519        211,115
  Bad debt expense                         -              -         20,250

  Consulting and contract labor       10,500         27,800         42,566
  Marketing                            1,144          5,583         11,455
  Legal                                1,628          5,316         33,371
  Depreciation and amortization        1,236         22,951         89,928
                                   ---------       --------       --------
                                      53,147        112,169        408,685
                                   ---------       --------       --------
                                      (9,937)         7,079        (82,523)
                                   ---------       --------       --------
Other Income and Expense
  Interest expense                         -            (55)             -
  Interest income                         80            186          1,273
                                   ---------       --------       --------
                                          80            131          1,273

                                   ----------      --------      ----------
Net gain (loss)                     $ (9,857)     $   7,210      $ (81,250)
                                   ==========     =========      ==========

BASIC AND DILUTED LOSS PER SHARE
Numerator for basic and diluted
loss per share:
  Net income (loss)                $  (9,857)     $  7,210       $ (81,250)
  Preferred stock dividends           51,308        51,688         203,577
                                   ----------     ---------      ----------
  Loss to common shareholders      $ (61,165)     $(44,478)      $(284,827)
                                   ==========     =========      ==========
Denominator for basic and
diluted loss per share:
  Weighted average shares
    outstanding                   90,795,000    90,424,191      90,795,000
                                  ==========    ==========      ==========

Net loss per share                $   (0.001)   $   0.0005      $   (0.003)


         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    CREATOR CAPITAL LIMITED AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)



  Class A     Class B
 Preferred   Preferred
   Stock       Stock        Common Stock     Additional
-------------------------------------------
  No.         No.           No.
  of          of            of                Paid-in     Accumulated
Shares Amt  Shares Amt    Shares      Amt     Capital        Deficit    Total
--------------------------------------------------------------------------------
Balance,
December 31, 2001
2,237  $22  2,075  $21  90,795,037 $501,035 $65,615,278  $(66,849,222) $579,344
=====  ===  =====  ===  ========== ======== ===========  ============= ========

Net loss                                                 $    (81,250) $(81,250)
Preferred stock dividends                                    (203,576) (203,576)
Issuance of common stock
 Cash received
 in prior year           3,492,426  $     -
-------------------------------------------------------------------------------
 Balance,
 December 31, 2002
2,237  $22  2,075  $21  90,795,037 $873,027 $65,405,998  $(67,132,048)$(855,001)
=====  ===  =====  ===  ========== ======== ===========  ============= ========

Net Income (loss)                                        $     (9,857)  $(8,357)
Preferred stock dividends                                     (51,308)  (51,308)
--------------------------------------------------------------------------------
 Balance,
 March 31, 2003
2,237  $22  2,075  $21  90,795,037 $873,027 $65,405,998  $(67,195,213)$(914,666)
=====  ===  =====  ===  ========== ======== ===========  ============= ========

                    CREATOR CAPITAL LIMITED AND SUBSIDIARIES
                           STATEMENTS OF CASH FLOW


                                     Three Months   Three Months    Year
                                         Ended          Ended       Ended
                                       March 31,      March 31,  December 31,
                                         2003           2002        2002
                                    ----------------------------------------

OPERATING ACTIVITIES
Net income (loss)                      $ (9,857)     $  7,210     $ (81,250)
Reconciliation of net loss to
net cash used in operating
activities:
  Depreciation and amortization           1,236        22,951        89,928
  Changes in current assets/liabilities:
    Accounts receivable                  10,210        22,712        92,585
    Prepaid expenses                          -        10,787        23,912
    Accounts payable and
     accrued expenses                    (4,755)            -         5,009
  Accrued dividends payable              51,308       (34,096)      156,077
                                     ---------------------------------------

Net cash provided by (used in)

   operating activities                  48,142        97,756       286,261
                                     ---------------------------------------

INVESTING ACTIVITIES
  Purchases of furniture,
   fixtures & equipment                    (830)       (3,218)      (27,216)
    Net cash provided by (used in)
    Advances to China - Lotteries             -             -        (7,000)
                                     ---------------------------------------
                                           (830)       (3,218)      (34,216)
                                     ---------------------------------------
FINANCING ACTIVITIES
  Issuance of Common Stock                    -       192,268             -
  Payment on Notes payable                    -      (190,220)            -
  Redemption of Preferred Stock               -            (1)            -
  Payment of Preferred stock dividends  (51,308)      (51,688)     (203,577)
                                     ---------------------------------------
    Net cash provided by (used in)
    financing activities                (51,308)      (49,641)     (203,577)
                                     ---------------------------------------

  Net increase in cash                   (3,996)       44,897        48,468
  Cash and cash equivalents,
    Beginning of period                 139,338        90,870        90,870
                                     ---------------------------------------
  Cash and cash equivalents,
    End of period                     $ 135,342     $ 135,767      $139,338
                                     =======================================

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             CREATOR CAPITAL LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1  NATURE AND CONTINUANCE OF OPERATIONS

The consolidated financial statements of Creator Capital Limited and Subsidiaries ("CCL" or the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. For this reason, the consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

Software Development


All software production costs have been capitalized until the software was available for general release to customers, in accordance with the provisions of Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Amortization of the software costs over a three year period started in June 1998, Software development costs were written down in December, 1998 to a value representing the value attributable to the Sky Play software. The Amortization is completed.

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

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments as of March 31, 2003 and December 31, 2002 as defined in FASB 107, does not differ materially from the aggregate, carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange.

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

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No.45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not anticipated to have a material effect on the Company's financial position, results of operations, or cash flows.

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


NOTE 4  INVESTMENT - CHINA LOTTERIES

On September 22, 2001, the Company entered into an investment agreement with Trade Watch Consultants Limited, (formerly Asset China Investments Ltd.)
("Trade Watch").  Trade Watch holds 70% of the outstanding shares of Beacon
Hill Enterprises Ltd. Beacon Hill holds the license for and operates one of two major Soccer Betting Lottery locations in Guangzhou City, Guangdong Province, People's Republic of China. In exchange for 1,500,000 shares of the Company's common stock, and an investment of up to HK$1,500,000 US$180,050), the Company received 80% of the proceeds of the business profits that will be generated from Trade Watch's sports betting and lottery assets. To date, the Company has
forwarded HK$955,000 (US$115,030).   As at March 31, 2003 no earnings have been
recorded as this project is in its initial stages of operation and no business profits have been earned to date.

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

As at March 31, 2003 no earnings have been recorded as this project is in its initial stages of operation and no business profits have been earned to date.
NOTE 5 - SHAREHOLDERS' EQUITY

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

Although the Performance Shares have no rights they are still issued and outstanding, therefore they are included in the per share calculations for all periods presented. Effective December 31, 2002 they are considered outstanding for financial statement purposes.


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

On September 22, 2001, the Company entered into an Investment agreement with Trade Watch Consultants Ltd. ("Trade Watch")(formerly Asset China Investments Ltd.). Trade Watch holds 70% of the outstanding shares of Beacon Hill Enterprises Ltd. Beacon Hill holds the license for and operates one of two major Soccer Betting Lottery locations in Guangzhou City, Guangdong Province, People's Republic of China. In exchange for 1,500,000 shares of the Company's Common Stock, and an investment of up to HK$1,500.000 (US$ 180,050.00), the Company receives 80% of the proceeds of the business profits generated from Asset China's sports betting and lottery assets. To date, the Company has forwarded HK$900,000.00 (US$108,030.00).

On November 1, 2001, the Company entered into an Investment agreement with Lee John Associates ("Lee John"). Lee John is engaged in the business of owning the licenses for and operating several lottery locations in Guangzhou City, Guangdong Province, Peoples' Republic of China. In exchange for 500,000 shares of the Company's common stock, the Company shall receive 80% of the proceeds of the business profits generated from Lee John's Lottery businesses. As at March 31, 2003, no earnings have been recorded as this project remains in initial stages of operation and no profits yet earned.

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

As at December 2002, American Airlines suspended use of the Sky Play games. Those aircraft installed with the Matsushita 2000 IFE systems were redeployed to short haul Caribbean routes due to a budgetary realignment of the fleet. Malaysia Airlines ceased to be a client as they terminated their agreement with their contracted IFE Inflight content provider who was providing them with CCL Sky Play games. Continental Airlines also ceased to be a client at the end of the second quarter of 2002,

CCL's  principal activities through March 31, 2003 continued to focus on those activities outlined for December 31, 2001.  CCL is continuing to develop the www.china-lotteries.com website. CCL's principal activities through December 31, 2003 consisted of : 1) the continued assessment of the SkyGames Inflight gaming software; 2) the ongoing management and support of the Sky Play business, despite the worldwide economic situation; and 3) development and final testing of the Website to internationally retail the tickets of the China Soccer Betting Lottery. CCL's SkyPlay revenues decreased from US$561,000 for 2001 to US$326,162 for 2002. The website is now complete and undergoing various usage tests. Currently, CCL is exploring for an international payment solution provider to process international credit card and personal cheque receipts.


Results of Operations


Three Months Ended March 31, 2003 and 2002

Revenue consists of fees generated from the rental of the SkyPlay PC based amusement games to the Airline Industry. They are utilized by airline clients to provide inflight entertainment on their airliners. Operations revenue for the three months ended March 31, 2003 was $43,210 compared to $119,248 during the three months ended March 31, 2002. This continued decrease in revenue reflects the worldwide airline industry economic slump. The number of airlines and the number of aircraft using the SkyPlay passenger amusement software has decreased due to the economic slump and to increased competition.

General and administrative expense decreased to $38,639 in the 2003 period from $50,519 in the 2002 period.

Consulting and contract labor expenses have decreased to $10,500 from $27,800. Product marketing decreased to $1,144 from $5,583 and legal expense decreased to $1,628 from $5,316.

Depreciation and amortization expenses decreased from $22,951 to $1,236.

Net loss of $9,937 for the three months ended March 31, 2003 compared to a net gain of $7,210 for the three months ended March 31, 2002 reflects the significant decrease in revenues along with the continuing efforts of management to contain expenses, along with the significant decrease in the depreciation and amortization expenses.


Liquidity and Capital Resources

At March 31, 2002, the Company had a working capital deficit of $991,168. The accruing preferred share dividends payable contributed substantially to this deficit. The Company had negative cash flow from operations during the three months ended March 31, 2003. It has been sufficient to provide the necessary funds for marketing, for continued development of the Company's products but not adequate to fund payment of the Company's dividend obligations on outstanding preference shares. The Company has negotiated a restructuring and reduction of certain amounts owed to two of its largest creditors and to a deferred payment plan on these obligations. It is current with these agreements.


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


Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency & Market Risk, as Referenced in the United States Securities & Exchange Commission's Regulation 229.305:

The Company's cash assets are maintained in U.S. dollars. Transactions in foreign currencies resulting in the foreign exchange are recorded in the equivalent U.S. dollars at the time of the exchange. Foreign expenses U.S. dollar value are subject to the changes in the International Currency Market. All revenues are invoiced, received and maintained in U.S. dollars. Any foreign currency assets and liabilities are translated into their U.S. dollar equivalent prevailing at each quarter end. Revenues and expenses are translated at the average of the exchange rate prevailing at the date of exchanges, on a monthly basis.

The Company does not hold any long term money market instruments that are subject to interest rate variations.


Item  4:  CONTROLS  AND  PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c)) as of a date within 90 days prior to the filing of this Annual Report on Form 10-KSB, have concluded that our disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

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

                                   Creator Capital Limited


                                  By:   /s/  Deborah Fortescue-Merrin
Dated:  May 14, 2003                    Chairman and President


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE                          TITLE                        DATE

/s/ Michael L Bartlett           Director                 May 14, 2003
Michael L. Bartlett

/s/ Anthony P. Clements          Director                 May 14, 2003
Anthony P. Clements

/s/ Deborah Fortescue-Merrin    Chairman,                 May 14, 2003
Deborah Fortescue-Merrin        President and Director

/s/ Anastasia Kostoff-Mann      Director,                 May 14,2003
Anastasia Kostoff-Mann          Vice President

                                  CERTIFICATION
                                  -------------

I, Deborah Fortescue-Merrin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Creator Capital
Limited;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003

/s/    Deborah Fortescue-Merrin        Deborah Fortescue-Merrin
                                       President & C.E.O.