Form 10-Q
period 2003-06-30
CREATOR CAPITAL LTD
filed 2003-08-18
CIK 882537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003 or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
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

The registrant had 90,795,037 shares of common stock outstanding as of June 30, 2003.

CREATOR CAPITAL LIMITED

INDEX
PART I	FINANCIAL INFORMATION	PAGE

Item 1 Item 2

Consolidated Financial Statements

Consolidated Balance Sheets - June 30, 2003 and December 31, 2002

Consolidated Statements of Operations - Six Months ended June 30, 2003 and June 30, 2002

Consolidated Statements of Operations - Six Months ended June 30, 2003 and
June 30, 2002

Consolidated Statements of Cash Flows - Six Months ended June 30, 2003 and June 30, 2002

Consolidated Statement of Shareholders' Equity (Deficit)

Notes to Consolidated Financial Statements

Management's Discussion and Analysis of Financial Condition and
Results of Operations

3 4 4 5 6 7 10

PART II. OTHER INFORMATION
Item 6.(a)	Exhibits	13

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CREATOR CAPITAL LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	June 30 2003	June 30, 2002	December 31, 2002
Current Assets
Cash and cash equivalents Accounts and notes receivable Prepaid expenses Total current assets	$ 101,061 41,375 51,068 193,504	$ 152,948 107,707 48,042 308,697	$ 139,338 50,795 46,167 236,300

Furniture, fixtures and equipment, at cost Less: accumulated depreciation Furniture, fixtures and equipment, net	493,968 (452,602) 41,366	484,485 (424,834) 59,651	495,561 (468,861) 26,700

Advance to China Investments Total assets	115,030 $ 349,900	115,030 $ 483,378	115,030 $ 378,030
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accrued Dividends Accounts payable and accrued expenses Notes Payable, Current Liabilities Total current liabilities Notes Payable, Long Term	1,035,476 195,751 18,000 1,249,227 66,322 1,315,549	930,709 136,467 18,000 1,085,176 66,322 1,151,498	984,168 164,541 18,000 1,166,709 66,322 1,233,031
Shareholders' equity
Class A preferred shares, $0.01 par value, authorized
- 3,000 shares, outstanding - 2,237 shares	22	22	22
Class B preferred shares, $0.01 par value, authorized
- 5,000,000shares, outstanding - 2,075 and 2,662 shares	1	1	1
Common shares, $0.01 par value authorized - 100,000,000
shares; outstanding 90,424,191 & 87,782,611 shares Additional paid-in-capital Accumulated deficit	873,027 65 ,405,996 (67,244,695) (965,649)	1,065,314 65,213,730 (66,947,187) (668,120)	873,027 65,405,998 (67,134,048) (835,000)
Total liabilities and shareholders' equity	$ 349,900	$ 483,378	$ 378,030

CREATOR CAPITAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Six Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenue	$ 44,250	$ 90,014	$ 87,460	$ 209,262
Operating Expenses
Depreciation and amortization Consulting and contract labor General and administrative Legal Marketing Sky Play Management	1,236 10,500 27,344 2,568 844 -- $ 42,492	22,950 21,775 38,206 9,067 2,475 -- $ 94,473	2,472 21,000 65,981 4,196 1,988 -- $ 95,637	45,901 61,733 64,500 14,383 8,058 12,067 $ 206,642
Other (Income) and Expense Interest income Net Income (loss)	(67) $ 1,825	(266) ($ 4,193)	(146) ($ 8,031)	(397) $ 3,017

BASIC AND DILUTED LOSS PER SHARE Numerator for basic and diluted loss per share:
Net Income (loss) Preferred stock dividends Gain (loss) to common shareholders	1,825 (51,308) ($ 49,483)	(4,193) (49,294) ($ 53,487)	(8,031) (102,616) (110,647)	3,017 (100,982) ($ 97,965)

Denominator for basic and diluted loss per share: Weighted average shares outstanding	90,424,191	90,424,191	90,424,191	90,424,191

Net loss per share	$ 0.0005	$ 0.0006	$ 0.001	$ 0.011

CREATOR CAPITAL LIMITED AND SUBSIDIARIES STATEMENTS OF CASH FLOW (UNAUDITED)

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
OPERATING ACTIVITIES

    Net Loss
Reconciliation of net loss to net cash used in operating activities:
    Depreciation and amortization
    Other
    Changes in assets/liabilities: (excluding effect of acquisition)
        Accounts receivable
        Prepaid expenses
        Accounts payable and accrued expenses
            Net cash provided by (used in) operating activities

	$ (110,647) (16,259) 9,420 (4,901) 31,209 (91,178)	$ (97,965) 45,902 35,673 22,037 (23,065) (17,418)
INVESTING ACTIVITIES
Website (Purchases) sales of property and equipment Net cash provided by (used in) investing activities	(16,308) 17,901 1,593	(7,000) (16,142) (23,142)

FINANCING ACTIVITIES
Conversion of preferred shares to common shares Payment of preferred stock dividends Notes payable Net cash provided by (used in) financing activities	-- 51,308 -- 51,308	20 102,618 -- 102,638

Net increase (decrease) in cash Cash, beginning of period Cash, end of period	(38,277) 139,338 $ 101,061	62,078 90,870 $ 152,948

CREATOR CAPITAL LIMITED AND SUBSIDIARIES
Consolidated Statement of Shareholders' Equity (Deficit)
For the Six Months Ended June 30, 2003

	June 30, 2003	June 30, 2002	December 31, 2002
Balance, December 31, 2000 (1999) Current Period's Accruing Preferred Stock Dividends Balance, end of Period	($ 69,134,048) (8,031) (102,616) ($ 67,244,695)	($ 66,849,222) 3,017 (100,982) $ 66,947,187)	($ 66,849,221) (81,250) (203,577) ($ 67,134,048)

CREATOR CAPITAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1            NATURE AND CONTINUANCE OF OPERATIONS

The Company is a Bermuda exempted company which, in June 1997, changed its name from Sky Games International Ltd. ("SGI") to Interactive Entertainment Limited. and on September 27, 2000 changed its name to Creator Capital Limited. The Company's activities have been focused on providing inflight gaming and entertainment software and services by developing, implementing and operating or licensing computerized video gaming and other entertainment software on, but not limited to the aircraft of international commercial air carriers. Gaming software was marketed using the name Sky Games™, and the entertainment software is marketed using the name Sky Play.

These consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of company has suffered recurring losses from operations and has a net concern is dependent upon many factors, including the ability of the degree of competition encountered by the Company, technology risks, government regulation and general economic conditions. These consolidated financial statements do no include any adjustments that might result from this uncertainty.

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

Additions and improvements that materially extend the useful lives are capitalized, while repairs and maintenance costs are expensed as incurred

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

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments as of June 30, 2003 and December 31, 2002 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange.

Foreign Currency Translation

Foreign currency assets and liabilities are translated into United States dollars at the exchange rate prevailing at the balance sheet date. Revenue and expenses are translated at the average exchange rate during the year. Translation gains and losses are not material.

Website Development Costs

Emerging Issues Task Force Issue No.00-2, Accounting for Web Site Development Costs (EITF 00-2). Becomes effective for periods beginning after June 30, 2000, and establishes accounting and reporting standards for costs incurred to develop a web site based on the nature of each cost. In general, the pronouncement requires that costs incurred to develop a web site be capitalized and amortized to expense over the expected useful life of the site. The Company has incurred web site development costs.

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

NOTE 3            INVESTMENT - CHINA LOTTERIES

On September 22, 2001, the Company entered into an investment agreement with Trade Watch Consultants Limited, (formerly Asset China Investments Ltd.) ("Trade Watch"). Trade Watch holds 70% of the outstanding shares of Beacon Hill Enterprises Ltd. Beacon Hill holds the license for and operates one of two major Soccer Betting Lottery locations in Guangzhou City, Guangdong Province, People's Republic of China. In exchange for 1,500,000 shares of the Company's common stock, and an investment of up to HK$1,500,000 (US$180,050), the Company received 80% of the proceeds of the business profits that will be generated from Trade Watch's sports betting and lottery assets. To date, the Company has forwarded HK$955,000 (US$115,030). As at June 30, 2003 no earnings have been recorded as this project is in its initial stages of operation and no business profits have been earned to date.

On November 1, 2001, the Company entered into an investment agreement with Lee John Associates ("Lee John"). Lee John is engaged in the business of owning the licenses for and operating several lottery locations in Guangzhou City, Guangdong Province, Peoples' Republic of China. In exchange for 500,000 shares of the Company's common stock, the Company shall receive 80% of the proceeds of the business profits that will be generated from Lee John's Lottery businesses. As at June 30, 2003 no earnings have been recorded as this project is in its initial stages of operation and no business profits have been earned to date.

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

Dividends on the Class A Preference Stocks were $51,308 in six months ended June 30, 2003 and $102,618 in 2002. They remained unpaid and are in arrears at year-end. The Class A Preference Stock do not have any voting rights. As of June 30, 2003, 2,237 Class A Preference Stock remained outstanding.

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

As of March 31, 2003, Mr. Grymyr has completed his undertakings as stated in the Annulment Agreement. The Company is now finalizing the completion of the Annulment Agreement.

NOTE 5            INCOME TAXES

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

NOTE 6            CONTINGENCIES

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

On January 13, 1998, the Company completed the acquisition of all of the outstanding stock of Inflight Interactive Limited ("IIL") in exchange for 500,000 shares of the Company's Common Stock. IIL is a U.K. developer and provider of amusement games to the airline industry. CCL currently operates the "IIL" games under the name SkyPlay. As of June 30, 2003, Sky Play games are currently installed and operating on Air China, , Cathay Pacific, Emirates Air and Japan Air Lines.

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

On November 1, 2001, the Company entered into an Investment agreement with Lee John Associates ("Lee John"). Lee John is engaged in the business of owning the licenses for and operating several lottery locations in Guangzhou City, Guangdong Province, Peoples' Republic of China. In exchange for 500,000 shares of the Company's common stock, the Company shall receive 80% of the proceeds of the business profits generated from Lee John's Lottery businesses. As at June 30, 2003, no earnings have been recorded as this project remains in initial stages of operation and no profits yet earned.

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

As at December 2002, American Airlines suspended use of the Sky Play games. Those aircraft installed with the Matsushita 2000 IFE systems were redeployed to short haul Caribbean routes due to a budgetary realignment of the fleet. Malaysia Airlines ceased to be a client as they terminated their agreement with their contracted IFE Inflight content provider who was providing them with CCL Sky Play games. Continental Airlines also ceased to be a client at the end of the second quarter of 2002,

CCL's principal activities through June 30, 2003 continued to focus on those activities outlined for December 31, 2001. CCL is continuing to develop the www.china-lotteries.com website. CCL's principal activities through December 31, 2002 consisted of : 1) the continued assessment of the Sky Games Inflight gaming software; 2) the ongoing management and support of the Sky Play business, despite the worldwide economic situation; and 3) development and final testing of the Website to internationally retail the tickets of the China Soccer Betting Lottery. CCL's Sky Play revenues decreased from US$561,000 for 2001 to US$326,162 for 2002. The website is now complete and undergoing various usage tests. Currently, CCL is completing the integration of its website to the software international payment solution provider for the processing of international credit card and personal cheque receipts.

Results of Operations

Six Months Ended June 30, 2003 and 2002

Revenue consists of fees generated from the rental of the Sky Play PC based amusement games to the Airline Industry. They are utilized by airline clients to provide inflight entertainment on their airliners. Operations revenue for the six months ended June 30, 2003 was $87,460 compared to $209,262 for June 30, 2002. This continued decrease in revenue reflects the worldwide airline industry economic slump. The number of airlines and the number of aircraft using the Sky Play passenger amusement software has decreased due to the economic slump and to increased competition.

General and administrative expense was $65,981 in the 2003 period and $64,500 in the 2002 period.

Consulting and contract labor expenses remained at $10,500. Product marketing decreased to $1,988 from $8,058 and legal expense decreased to $4,196 from $14,383.

Depreciation and amortization expenses decreased from $45,901 to $2,472.

Net loss before preferred stock dividends of $8,031 for the six months ended June 30, 2003 compared to a net gain of $3,017 for the six months ended June 30, 2002 reflects the significant decrease in revenues along with the continuing efforts of management to contain expenses, along with the significant decrease in the depreciation and amortization expenses.

Liquidity and Capital Resources

At June 30, 2003, the Company had a working capital deficit of $1,055,723. The accruing preferred share dividends payable contributed substantially to this deficit. The Company had negative cash flow from operations during the six months ended June 30, 2003. It has been sufficient to provide the necessary funds for marketing, for continued development of the Company's products but not adequate to fund payment of the Company's dividend obligations on outstanding preference shares. The Company negotiated a restructuring and reduction of certain amounts owed to two of its largest creditors and to a deferred payment plan on these obligations. It is current with these agreements.

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

Creator Capital Limited
Dated: August 14, 2003	By: /s/ Deborah Fortescue-Merrin ________________________________ Deborah Fortescue-Merrin Chairman and President

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.
SIGNATURE	TITLE	DATE

/s/ Michael L Bartlett Michael L. Bartlett /s/ Anthony P. Clements Anthony P. Clements /s/ Deborah Fortescue-Merrin Deborah Fortescue-Merrin /s/ Anastasia Kostoff-Mann Anastasia Kostoff-Mann	Director Director Chairman, President and Director Vice President and Director	August 14, 2003 August 14, 2003 August 14, 2003 August 14,2003

CERTIFICATION

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

Date: August 14, 2003

/s/ Deborah Fortescue-Merrin
Deborah Fortescue-Merrin
President & C.E.O.