Form 10-Q
period 2003-09-30
CREATOR CAPITAL LTD
filed 2003-11-17
CIK 882537

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 ______________________________________________________ FORM 10-Q

(MARK ONE)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2003 OR
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

The registrant had 90,795,037 shares of common stock outstanding as of September 30, 2003.

CREATOR CAPITAL LIMITED INDEX

PART I	FINANCIAL INFORMATION	PAGE

Item 1 Item 2

Consolidated Financial Statements

Consolidated Balance Sheets - September 30, 2003 and December 31, 2002

Consolidated Statements of Operations - Nine Months ended September 30, 2003 and September 30, 2002

Consolidated Statements of Operations - Nine Months ended September 30, 2003 and September 30, 2002

Consolidated Statements of Cash Flows - Nine Months ended September 30, 2003 and September 30, 2002

Consolidated Statement of Shareholders' Equity (Deficit)

Notes to Consolidated Financial Statements

Management's Discussion and Analysis of Financial Condition and
Results of Operations

3 4 4 5 6 7 10

PART II. OTHER INFORMATION
Item 6.(a)	Exhibits	13

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CREATOR CAPITAL LIMITED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS For the Nine Months Ended September 30, 2003 (with comparative figures to September 30, 2002 and December 31, 2002 (UNAUDITED)
ASSETS
	September 30 2003	September 30 2002	December 31 2002
Current Assets Cash and cash equivalents Accounts and notes receivable Prepaid expenses Total current assets Furniture, fixtures and equipment Website investment Total assets	$ 50,855 57,765 51,068 159,688 17,268 158,173 $ 335,129	$ 139,642 75,717 46,167 261,526 47,437 115,030 $ 423,993	$ 139,338 50,795 46,167 236,300 26,700 115,030 $ 378,030
LIABILITIES

Current liabilities
Accrued Dividends
Accounts payable and accrued expenses
Notes Payable
        Total current liabilities

   Notes Payable, Long Term

SHAREHOLDERS' EQUITY

   Class A preferred shares, $0.01 par value,
      Authorized: 3,000 shares;
      Issued: 2,237 shares
   Class B preferred shares, $0.01 par value,
      Authorized: 5,000,000 shares;
      Issued:
   Common shares, $0.01 par value
      Authorized: 100,000,000 shares
      Issued: 90,424,191 and 87,782,611 shares
   Additional paid-in-capital
   Accumulated deficit

      Total liabilities and shareholders' equity

	1,122,282 168,927 18,000 1,309,209 66,322 $ 1,375,531 22 0 873,027 65 ,405,998 (67,319,449) 1,040,402 $ 335,129	973,743 82,655 18,000 1,074,398 66,322 $ 1,140,720 22 1 1,065,294 65,213,731 (66,995,775) (716,727) $ 423,993	984,168 164,541 18,000 1,166,709 66,322 $ 1,233,031 22 0 873,027 65,405,998 (67,134,048) (855,001) $ 378,030
APPROVED ON BEHALF OF THE BOARD: Deborah Fortescue-Merrin Deborah Fortescue-Merrin	Michael Bartlett Michael Bartlett

CREATOR CAPITAL LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2003
(with comparative figures to September 30, 2002 and December 31, 2002
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenue	$ 38,600	$ 56,710	$ 126,060	$ 265,972
Operating Expenses
Amortization and depreciation Consulting and contract labor General and administrative Legal Marketing Sky Play technical support	1,236 10,500 25,401 20,631 6,095 1,504 65,367 $ (26,767)	22,951 26,937 23,808 0 772 3,619 78,087 $ (21,377)	3,708 31,500 84,048 24,827 8,083 8,838 161,004 $ (34,944)	68,852 88,670 88,308 14,383 8,830 15,686 284,729 $ (18,757)
Other: Expense recoveries Interest income Net Income (loss)	0 11 11 $ (26,756)	25,016 715 25,731 $ 4,354	0 157 157 $ (34,787)	25,016 1,112 26,128 $ 7,371

BASIC AND DILUTED LOSS PER SHARE Numerator for basic and diluted loss per share:
Net Income (loss) Preferred stock dividends Gain (loss) to common shareholders	(26,756) (50,756) $ (77,512)	4,354 (52,942) $ (48,588)	(34,787) (150,614) $ (185,401)	7,731 (154,284) $ (146,553)

Denominator for basic and diluted loss per share: Weighted average shares outstanding	90,424,191	90,424,191	90,424,191	90,424,191

Net loss per share	$ (0.0009)	$ (0.0005)	$ (0.0021)	$ (0.0166)

CREATOR CAPITAL LIMITED AND SUBSIDIARIES STATEMENT OF CHANGES IN FINANCIAL POSITION For the Nine Months Ended September 30, 2003 (with comparative figures to September 30, 2002 (UNAUDITED)

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
CASH PROVIDED (USED) BY: OPERATING ACTIVITIES

    Activity for the period:
    Changes in non-cash working capital balances:
        Depreciation and amortization
        Accounts receivable
        Prepaid expenses
        Accounts payable and accrued expenses
            Net cash provided by (used in) operating activities

	$ (185,401) 3,708 (6,970) (4,901) 4,386 (189,178)	$ (146,552) 68,853 67,663 23,912 (76,877) (63,001)
INVESTING ACTIVITIES
Investment Website (Purchases) sales of property and equipment Net cash provided by (used in) investing activities	0 (43,143) 5,724 (37,419)	(7,000) (26,879) 0 (33,879)
FINANCING ACTIVITIES
Payment of preferred stock dividends Net cash provided by (used in) financing activities	138,114 138,114	145,652 145,652
Net increase (decrease) in cash Cash, beginning of period Cash, end of period	(88,483) 139,338 $ 50,855	48,772 90,870 $ 139,642

CREATOR CAPITAL LIMITED AND SUBSIDIARIES
Consolidated Statement of Accumulated Deficit
For the Nine Months Ended September 30, 2003
(with comparative figures to September 30, 2002 and December 31, 2002
(UNAUDITED)

	September 30, 2003	September 30, 2002	December 31, 2002
Balance, Beginning of Period Current Period's Activities: Net Income Preferred Stock Dividends Balance, End of Period	$ (67,134,048) (34,787) (150,614) $ (67,319,449)	$ (66,849,222) 7,371 (153,924) $ (66,995,775)	$ (66,849,221) (81,250) (203,577) $ (67,134,048)

CREATOR CAPITAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    NATURE AND CONTINUANCE OF OPERATIONS

The Company is a Bermuda exempted company which, in June 1997, changed its name from Sky Games International Ltd. ("SGI") to Interactive Entertainment Limited and on September 27, 2000 changed its name to Creator Capital Limited. The Company provides inflight gaming and entertainment software and services by developing, implementing and operating or licensing computerized video gaming and other entertainment software on, but not limited to the aircraft of international commercial air carriers. Gaming software was marketed using the name Sky Games™, and the entertainment software is marketed using the name Sky Play.

The Company has developed a marketing Internet Website for the purpose of International Sales of Tickets in the People's Republic of China's Soccer Betting Lottery under its investment agreement with Trade Watch Consultants Limited.

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

Impairment of Long Lived Assets

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Sky Games International Corp. (a Nevada, USA corporation), Creator Island Equities Inc. (a British Columbia, Canada corporation). The subsidiary company is inactive and all material inter-company transactions have been eliminated in consolidation.

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments as of September 30, 2003 and December 31, 2002 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange.

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

Revenue Recognition

Revenue for Sky Play is recognized each month upon the invoicing of customer. Revenue for Sky Games is recognized at the end of each month upon accumulation of monthly gaming totals. During the period, revenue was generated only by Sky Play.

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

NOTE 3    INVESTMENT - CHINA LOTTERIES

On September 22, 2001, the Company entered into an investment agreement with Trade Watch Consultants Limited, (formerly Asset China Investments Ltd.) ("Trade Watch"). Trade Watch holds 70% of the outstanding shares of Beacon Hill Enterprises Ltd. Beacon Hill holds the license for and operates one of two major Soccer Betting Lottery locations in Guangzhou City, Guangdong Province, People's Republic of China. In exchange for 1,500,000 shares of the Company's common stock, and an investment of up to HK$1,500,000 (US$180,050), the Company will receive 80% of the proceeds of the business profits that will be generated from Trade Watch's sports betting and lottery assets. To date, the Company has forwarded HK$955,000 (US$115,030). As at September 30, 2003 no earnings have been recorded as this project is in its initial stages of operation and no business profits have been earned to date.

On November 1, 2001, the Company entered into an investment agreement with Lee John Associates ("Lee John"). Lee John is engaged in the business of owning the licenses for and operating several lottery locations in Guangzhou City, Guangdong Province, Peoples' Republic of China. In exchange for 500,000 shares of the Company's common stock, the Company shall receive 80% of the proceeds of the business profits that will be generated from Lee John's Lottery businesses. As at September 30, 2003 no earnings have been recorded as this project is in its initial stages of operation and no business profits have been earned to date.

To date, CCL has not yet received any funds under the agreements with Trade Watch Consultants Ltd ("TWC") and Lee John Associates ("LJA"). At this stage, it certainly does not appear that any funds will be forthcoming in the future. Therefore, all parties have consented to amend the original agreements.

On September 1st, 2003, CCL amended the Trade Watch Consultants Ltd. agreement. In consideration of the US$115,000.00 already forwarded, CCL acquires 100% ownership of TWC. Under a separate agreement between TWC and Beacon Hill Enterprises Ltd. ("BHE"), TWC's 70% ownership in Beacon Hill has been reduced to 49% (due to the partial completion of the original funding of US$180,050.00). It is through this investment with BHE, that TWE is able to market the Chinese Soccer Betting Lottery Tickets through the Internet Website (once the website is market functional). No shares were issued as per the original agreement.

On September 1, 2003, CCL and LJA have mutually agreed to cancel the Agreement dated November 1, 2001, due to non-performance. No shares were issued as the original agreement did not close.

 NOTE 4    LICENSING AGREEMENT - ONLINE GAMING BUSINESS

On September 19, 2003, CCL's wholly owned subsidiary, Trade Watch Consultants Ltd. ("TWC") of the British Virgin Islands, entered into a Licensing Agreement with Action Poker Gaming Inc. ("APG"), a wholly owned subsidiary of Las Vegas From Home.com Entertainment. APG provides Internet Gaming Software designed for the on-line gaming industry. APG specializes in multi-player interactive poker games. CCL's site www.worldwidegaming-asia.com will feature Asian Themed games such as "Chinese Poker", "Pan" and "Big 2".

As at September 30, 2003, Action Poker was proceeding with customizing the development of www.worldwidegaming-asia.com.

NOTE 5   SHAREHOLDERS' EQUITY

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

Dividends on the Class A Preference Stocks were $154,284 in nine months ended September 30, 2003 and $150,614 in 2002. They remained unpaid and are in arrears at year-end. The Class A Preference Stock do not have any voting rights. As of September 30, 2003, 2,237 Class A Preference Stock remained outstanding.

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

NOTE 6    INCOME TAXES

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

NOTE 7    CONTINGENCIES

Mr. Laurence Geller was Chairman of the Board of Directors of the Company from September 30, 1996 until February 23,1999. The annual compensation of the Chairman of the Board was set at $100,000 and is not payable until the Company generates sufficient cash flows from operations. The amount payable of $133,000 has been accrued as a liability in the accounts; however, management continues to dispute payment.

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

On January 13, 1998, the Company completed the acquisition of all of the outstanding stock of Inflight Interactive Limited ("IIL") in exchange for 500,000 shares of the Company's Common Stock. IIL is a U.K. developer and provider of amusement games to the airline industry. CCL currently operates the "IIL" games under the name Sky Play. As of September 30, 2003, Sky Play games are currently installed and operating on Air China, Cathay Pacific, Emirates Air and Japan Air Lines.

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

On November 1, 2001, the Company entered into an Investment agreement with Lee John Associates ("Lee John"). Lee John is engaged in the business of owning the licenses for and operating several lottery locations in Guangzhou City, Guangdong Province, Peoples' Republic of China. In exchange for 500,000 shares of the Company's common stock, the Company shall receive 80% of the proceeds of the business profits generated from Lee John's Lottery businesses. As at September 30, 2003, no earnings have been recorded as this project remains in initial stages of operation and no profits yet earned.

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

As at December 2002, American Airlines suspended use of the Sky Play games. Those aircraft installed with the Matsushita 2000 IFE systems were redeployed to short haul Caribbean routes due to a budgetary realignment of the fleet. Malaysia Airlines ceased to be a client as they terminated their agreement with their contracted IFE Inflight content provider who was providing them with CCL Sky Play games. Continental Airlines also ceased to be a client at the end of the second quarter of 2002,

On September 1, 2003, CCL amended its two agreements pertaining to the Chinese Lottery Project. To date, CCL has not yet received any funds under the agreements with Trade Watch Consultants Ltd ("TWC") and Lee John Associates ("LJA"). At this stage, it appears to be highly unlikely that any funds will be forthcoming to CCL in the future. Therefore, upon detailed re-evaluation and analysis all parties mutually agreed to amend the original agreements.

The original agreement with TWC required a total investment of US$180,050.00 (HK$1,500,000) and the issuance of 1,500,000 CCL common shares to TWC. To date, CCL has funded US$115,000.00, but has not issued any common shares. Under a separate agreement between TWC and Beacon Hill Enterprises Ltd. ("BHE"), TWC's 70% ownership in Beacon Hill has been reduced to 49% (due to the partial completion of the original funding of US$180,050.00). It is through this investment with BHE, that TWE is able to market the Chinese Soccer Betting Lottery Tickets through the Internet Website (once the website is market functional).

The original agreement with LJA required CCL to issue 500,000 CCL common shares in exchange for 80% of LJA's business profits generated from its seven sales locations within Guangdong Province, in the People's Republic of China. To date, CCL has not received any funds from LJA, nor has CCL issued the 500,000 common shares.

On September 19, 2003, CCL's wholly owned subsidiary, Trade Watch Consultants Ltd. ("TWC") of the British Virgin Islands, entered into a Licensing Agreement with Action Poker Gaming Inc. ("APG"), a wholly owned subsidiary of Las Vegas From Home.com Entertainment. The agreement provides for the development and operation of various multi-player poker games, which include but are not limited to, Chinese Poker, Big2, Texas Hold'em, Seven Card Stud, Seven Card Hi/Lo, Five Card Stud, Omaha, Omaha Hi/Lo, Single Table Texas Hold'em Tournaments etc. This gaming destination may be accessed through TWC's www.worldwidegaming-asia.com. A percentage of gaming revenue realized from the website is payable to Action Poker Gaming Inc. on a monthly basis.

Through to September 30, 2003, CCL's principal activities have continued to focus on those outlined for December 31, 2001; 1) the continued assessment on of the Sky Games Inflight Gaming Software. 2) the ongoing management and support of the Sky Play business, despite the worldwide airline economic downturn. CCL's Sky Play revenues have decreased from US$561,000 for 2001 to US$326,162 for 2002. 3) final development and testing of www.worldwidelotteries-china.com to resell tickets for the China Soccer Betting Lottery. Currently, CCL is finalizing the integration of the payment solutions provider software for processing credit cards and cheque receipts into the website.

Results of Operations

Nine Months Ended September 30, 2003 and 2002

Revenue consists of fees generated from the rental of the Sky Play PC based amusement games to the Airline Industry. They are utilized by airline clients to provide inflight entertainment on their airlines. Operations revenue for the nine months ended September 30, 2003 was $126,060 compared to $265,972 for September 30, 2002. This continued decrease in revenue reflects the worldwide airline industry economic slump. The number of airlines and the number of aircraft using the Sky Play passenger amusement software has decreased due to the economic slump and to increased competition.

General and administrative expense was $84,048 in the 2003 period and $88,308 in the 2002 period.

Consulting and contract labor expenses remained at $31,500. Product marketing decreased to $8,083 from $8,830 and legal expense increased to $14,827 from $14,383.

Depreciation and amortization expenses decreased from $68,852 to $3,708.

Net loss before preferred stock dividends of $34,787 for the nine months ended September 30, 2003 compared to a net gain of $7,731 for the nine months ended September 30, 2002 reflects the significant decrease in revenues along with the continuing efforts of management to contain expenses, along with the significant decrease in the depreciation and amortization expenses.

Liquidity and Capital Resources

At September 30, 2003, the Company had a working capital deficit of $1,149,511. The accruing preferred share dividends payable contributed substantially to this deficit. The Company had negative cash flow from operations during the nine months ended September 30, 2003. It has been sufficient to provide the necessary funds for marketing, for continued development of the Company's products but not adequate to fund payment of the Company's dividend obligations on outstanding preference shares. The Company negotiated a restructuring and reduction of certain amounts owed to two of its largest creditors and to a best efforts deferred payment plan on these obligations.

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

CREATOR CAPITAL LIMITED

Dated: November 14, 2003	By: Deborah Fortescue-Merrin __________________________________________ Deborah Fortescue-Merrin Chairman and President

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE	TITLE	DATE

/s/ Michael L Bartlett Michael L. Bartlett /s/ Anthony P. Clements Anthony P. Clements /s/ Deborah Fortescue-Merrin Deborah Fortescue-Merrin /s/ Anastasia Kostoff-Mann Anastasia Kostoff-Mann	Director Director Chairman, President and Director Vice President and Director	November 14, 2003 November 14, 2003 November 14, 2003 November 14,2003

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

Date: November 14, 2003

/s/ Deborah Fortescue-Merrin
Deborah Fortescue-Merrin
President & C.E.O.