Form 10-K
period 2003-12-31
CREATOR CAPITAL LTD
filed 2004-04-01
CIK 882537

---------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
-----------------------------------------------------------------

FORM 10-K

(MARK ONE)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2003.

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______________.

Commission File Number: 0-22622

CREATOR CAPITAL LIMITED
-------------------------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

BERMUDA (State or other Jurisdiction of Incorporation or Organization)	98-0170199 (I.R.S. Employer Identification Number)

Cedar House, 41 Cedar Street Hamilton HM 12, Bermuda (Address of principal executive offices) (604) 947-2555 (Registrant's telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act: Title of each class Common Stock, Par Value $0.01per share ("Common Stock")	Name of each exchange on which registered OTC Bulletin Board

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
Yes [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of $0.06 for the Common Stock as reported by the OTC Bulletin Board March 22, 2004 is $5,447,702

The number of shares outstanding of the issuer's Common Stock, as of March 22, 2004: 90,795,037

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, which will be filed within 14 business days, are incorporated by reference into Part III hereof.

---------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

CREATOR CAPITAL LIMITED

ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Part 1
   Item 1     Corporate History and Development
                    Business Overview
                   The Product
                    The Industry
                    Competition
                    Market and Marketing
                    Manufacturing
                    Sky Games System Acquisition
                    The Amalgamations
                    Major Customers
                    Investment -China Lotteries
                    Licensing Agreement -Action Poker Inc.
                    Employees
   Item 2     Properties
   Item 3     Legal Proceedings
   Item 4     Submission of Matters to a Vote of Security Holders

PAGE 1 1 3 3 4 4 5 5 5 6 7 7 7 7 7 7

Part II
   Item 5     Market for Registrant's Common Equity and Related Stockholder Matters
   Item 6     Selected Financial Data
   Item 7     Management's Discussion and Analysis of Financial Condition and Results of Operations
                    Results of Operations
                    Liquidity and Capital Resources
                    Forward-Looking Information
   Item 8     Financial Statements and Supplementary Data
   Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

8 10 11 12 13 14 14 15

Part III
   Item 10   Directors and Executive Officers of the Registrant
   Item 11   Executive Compensation
   Item 12   Security Ownership of Certain Beneficial Owners and Management
   Item 13   Certain Relationships and Related Transactions
   Item 14   Controls and Procedures

15 15 15 15 16

Part IV Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K Signatures Certifications Exhibit 12.13 Report of Independent Auditors Financial Statements	16 20 21 E-1 -E-11 F-1 F-2 -F-17

F-1

---------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

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

IEL (Singapore) Pte. Ltd. was struck off the Singapore Register of Companies, at the Company's request, on September 23, 2000. IIL (UK) was struck off the UK Companies House Register on May 6, 2003 following an application lodged by the Company on December 10, 2002. Currently, CIEI (Canada), SGIC (US), each of which are wholly owned subsidiaries, are considered to be inactive.

The initial purpose of the Company was natural resource exploration and development. Beginning in January 1991 the Company concentrated its efforts on acquiring, developing and commercializing a gaming technology marketed as Sky Games™ for inflight use by international airline passengers and patrons in other non-traditional gaming venues. In pursuit of this purpose, the Company in 1991 acquired the principal assets of Nevada-based Sky Games International, Inc. ("SGII"). In late 1994, the Company formed Old IEL as a joint venture with subsidiaries of Harrah's Entertainment, Inc., ("Harrah's"). This resulted in the transfer to Old IEL of the Company's inflight gaming business and the execution of a management agreement with Harrah's with respect to Old IEL and other related relationships. Pursuant to such management agreement, Old IEL's operations were managed by a Harrah's subsidiary. The description herein of the Company's operations from December 30, 1994 through June 17, 1997 with respect to inflight gaming activities refers to the operations of Old IEL under the management of this subsidiary of Harrah's.

Business Overview

1.   Sky Games

The Sky Games system was developed to introduce gaming to international airline passengers. The system is designed to enable users to play a number of casino-type games from their seats by way of a built-in, color, interactive, in-seat monitor. The Company believed that an opportunity existed to introduce casino games on international air flights. In April of 1996, the Company announced the signing of contracts for the provision of gaming services to Singapore Airlines ("SIA"). The first flight with gaming was launched on June 1, 1998. A second aircraft was added in mid-October, 1998. Passenger participation was disappointing. On November 12, 1998, the Company announced that it had been unable to attract the additional capital necessary for continued development of its Sky Games inflight gaming business. The Company also announced that it had discontinued all operations associated with the Sky Games product line. All employees were terminated as of November 13, 1998. Those former employees that subsequently had been retained on a part-time contract basis to continue operations and support the Sky Play product, are no longer associated with CCL. Two former employees, through their corporate entity, eFlyte, had been contracted to attend to the Sky Play business. eFlyte terminated its contract with the Company as of April 22, 2001. The technical aspect of the business is now contracted to the Company's current C.T.O.

On April 30, 1997, the Company entered into a Consulting Agreement with James P Grymyr, whereby he would provide consulting services to the Company from time to time, as requested by the Company. Under the terms of this agreement, the Company issued 586,077 shares of Common Stock to Mr Grymyr as consideration for all such consulting services, both past and future. During March, 2001, Mr Grymyr informed the Company that he did not provide any consulting services to the Company. Furthermore, he indicated that the agreement was never operational. A review of the Company's records, and conversations with previous management did not reveal any evidence to the contrary. Therefore, Mr Grymyr offered to annul the Consulting Agreement and return the shares to the Company for cancellation. The Company accepted this offer under the terms of the Annulment Agreement dated June 20, 2001. Mr Grymyr has completed his undertakings to the company. The company is in the process of completing the cancellation of the 586,077 shares.

2.  Sky Play

On January 13, 1998, CCL completed the acquisition of all the outstanding capital stock of Inflight Interactive Limited ("IIL") in exchange for 500,000 shares of the Company's $.01 par value common stock (the "Common Stock"). IIL is a United Kingdom developer and provider of amusement games to the airline industry. The acquisition was accounted for using the purchase method. The games are marketed under the name Sky Play. As at December 31, 2003, the Sky Play games were operating on a number of airlines, including Air China, Cathay Pacific, Emirates Air, Japan Air Lines and Sri Lankan Airways.

3.  Investment -China Lotteries

On September 22, 2001, the Company entered into an Investment agreement with Trade Watch Consultants Limited (formerly Asset China Investments Ltd.) ("TWC"). TWC holds 70% of the outstanding shares of Beacon Hill Enterprises Ltd. Beacon Hill holds the license for and operates one of two major Soccer Betting Lottery locations in Guangzhou City, Guangdong Province, People's Republic of China. In exchange for 1,500,000 shares of the Company's Common Stock, and an investment of up to HK$1,500.000 (US$ 180,050.00), the Company receives 80% of the proceeds of the business profits generated from Asset China's sports betting and lottery assets. To date, the Company has forwarded HK$900,000.00 (US$115,030.00). To date, no business profits have been generated nor distributed. No further funds will be forwarded and the shares will not be distributed until there are business profits generated and distributed.

On November 1, 2001, the Company entered into an Investment agreement with Lee John Associates ("LJA"). LJA is engaged in the business of owning the licenses for and operating several lottery locations in Guangzhou City, Guangdong Province, Peoples' Republic of China. In exchange for 500,000 shares of the Company's common stock, the Company shall receive 80% of the proceeds of the business profits generated from Lee John's Lottery businesses.

As of August 2003, CCL had not yet received any funds under the agreements with TWC and LJA. Therefore, upon detailed re-evaluation and analysis all parties mutually agreed to amend the original agreements. On September 1, 2003, CCL amended these two agreements as described below:

The original agreement with TWC required a total investment of US$180,050.00 (HK$1,500,000) and the issuance of 1,500,000 CCL common shares to TWC. To date, CCL has funded US$115,000.00, but has not issued any common shares. Initially, both TWC and Beacon Hill Enterprises Ltd. ("BHE"), agreed that TWC's 70% ownership in Beacon Hill would be reduced to 49% (due to the partial completion of the original funding of US$180,050.00). The agreement was then finalized as a Licensing arrangement, whereby the $115,000 advanced was deemed to a one-time, full payment of the license fee to allow TWC to sell lottery tickets through a dedicated Website www.worldwidelotteries-china.com. The 1,500,000 CCL common shares will not be issued as a part of the amended arrangement.

The original agreement with LJA required CCL to issue 500,000 CCL common shares in exchange for 80% of LJA's business profits generated from its seven sales locations within Guangdong Province, in the People's Republic of China. As of September 1, 2003, CCL had not received any funds from LJA, nor had CCL issued the 500,000 common shares. This agreement was cancelled on September 1, 2003.

As of December 31, 2003, CCL had completed the development of the website (www.worldwidelotteries-china.com), which is directed towards the international marketing and sales of the Soccer Betting Lottery. During the 3rd Quarter 2003, approval was obtained and an agreement was reached with a Credit Card Payment processing provider. Subsequently, the provider was unable to provide the required services due to an internal issue. In the 4th Quarter 2003, agreement was reached with NEteller to provide payment processing services.

On September 19, 2003, CCL's wholly owned subsidiary, Trade Watch Consultants Ltd. ("TWC") of the British Virgin Islands, entered into a Licensing Agreement with Action Poker Gaming Inc. ("APG"), a wholly owned subsidiary of Las Vegas From Home.com Entertainment. APG provides Gaming Software designed for the on-line gaming industry. TWC's Website www.worldwidegaming-asia.com. will feature Asian Themed games such as "Chinese Poker", "Pan" and "Big 2". A percentage of gaming revenue realized from the Website is payable to Action Poker Gaming Inc. on a monthly basis.

As at December 31, 2003, the Website content and design has not been forwarded to CCL for approval.

The Product

1.   Sky Play

Sky Play offers airlines the choice of up to 19 amusement games. Unlike Nintendo-style games, which are designed to keep the player challenged and interested over long periods of time, and which generally require player skill developed over a period of time, CCL has selected and developed the Sky Play amusement games which have very simple rules, are already well known or easy to learn, and are very simple to play. Games are licensed to airlines for a monthly license fee on a per game, per aircraft basis. CCL is upgrading the games currently featured in the Sky Play PC Interactive Games Catalogue so that they will operate on the newer versions of MAS IFE hardware being introduced into the airlines industry. CCL is also simultaneously in the process of developing several new games for the Sky Play PC Interactive Games Catalogue,

The U.S. Patent and Trademark Office has granted CCL the following federal registrations;

November 5, 2002 July 8, 2003	"Sky Play" Logo and name "Sky Play International" & Design

2.   Sky Games

The U.S. Patent and Trademark Office has granted CCL the following federal registrations;

April 14, 1998 April 14, 1998 August 26, 2003	Interactive Entertainment Limited (& Design) "Sky Games" logo and the slogan "We Make Time Fly" "Sky Games International" "We Make Time Fly" (& Design)

The U.S. Patent and Trademark Office has issued a "Notice of Allowance" to register and trademark:
May 27, 2003 August 26, 2003	"Casino Class" "Sky Casinos International" "We Make Time Fly" (& Design)

The U.S. Patent and Trademark Office has issued a "Notice of Publication":
December 24, 2003	"Casino Class" "We Make Time Fly" (& Design)

Subsequent to the year-end, on January 13, 2004, "Casino Class" "We Make Time Fly" (& Design) was published for opposition

The Industry

The Boeing Company's Current Market Outlook (CMO) for 2003 makes the following observation:
      "The Current Short-Term Cycle is Severe
       "The Airline industry is in the midst of the most serious short-term downturn in modern aviation history.
      World traffic measured in RPKs (Revenue Passenger Kilometres) experienced negative growth in the 2001 and no growth in 2002. As 2003 unfolds, geopolitical conflict and the SARS virus continue to negatively impact the health of the airline industry. The Boeing Forecast predicts 5% fewer world RPKs will be flown in 2022 than there would have been without the current short-term cycle"

       "The Long-Term Forecast Remains Healthy
      In the short term, air travel is influenced by business cycles, consumer confidence, and exogenous events. Over the long-term, cycles smooth out and GDP, international trade, lower fares, and network service improvement trends become paramount. During the next 20 years, economies will grow annually b y 3.2%, and air travel will continue its historic relationship with GDP by growing at an average annual rate of 5.1%"

Having made that observation, utilizing 2003 as the base year, Boeing is still forecasting passenger traffic growth of 5.1% annually over the next 20 years, an increase of 0.6%. The report noted that, to meet that growth, airlines are expected to add over 24,275 airplanes to their fleets, worth more than $1.9 trillion in 2002 US Dollars for a total worldwide fleet of 34,000 aircraft. Boeing estimates that approximately 26% of these new aircraft will be intermediate (twin-aisle) and large aircraft. However, of that 26%, deliveries of 747-size or larger aircraft will decrease from 7% to 4%, while deliveries of intermediate size (twin-aisle) aircraft will increase from 18% to 22%. CCL believes these forecasts represent a substantial market for IFE systems and inflight content over the long-term.

Inflight Entertainment and Communications Outlook 2001, published by the Inflight Management Development Centre (IMDC), reviews the IFE market in detail and highlights the following key findings: 1) Airline expenditure on IFE is expected to total US$1.95 billion for 2001 -the first time that there has been a reduction in overall expenditure. 2) Airline expenditure is expected to grow again during 2002, rising to approximately US$3 billion by 2005. 3) At the beginning of 2001, some 4,630 aircraft had some form of IFE onboard, while fewer than 2,000 of these aircraft have "advanced" IFE systems onboard. 4) the IMDC forecast expects 14,072 passenger aircraft with 100 or more seats to be in service by 2001, of which 7,165 will be fitted with IFE.

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

While CCL continues to concentrate its focus on the airline market for the moment, the Company is also prepared to enter other venues such as cruise ships, ferry boats, trains and hotel rooms.

Competition

There are currently seven major competitors supplying the inflight games marketplace: Creator Capital, DTI, eFlyte, Inflight Digital, Intergame, Nintendo and Western Outdoor Interactive.

IMDC reports that there are three main types of interactive software packages offered by games suppliers; games; gambling software, and educational software. Not all suppliers supply in all three areas. CCL currently offers games and gambling software.

Market and Marketing

In the very competitive airline market, airlines are seeking a distinctive, competitive edge to attract and retain paying customers. Entertainment and service systems form a part of the airlines' current business strategy. CCL believes that the principal benefit of its product to the airlines, is the ability to enhance entertainment offerings to passengers. IFE systems are capital intensive; however, providing passenger service and comfort, especially for first and business class travelers, is a major area of competition for airlines. The target market for Sky Play has been domestic and foreign airlines, which have committed to the purchase of, or already have installed IFE systems. Over the past three years, the airline industry worldwide, especially in the United States has been seriously affected the Global Geopolitical climate; SARS virus and by the failure of regional economies to recover and thrive. Total airline industry losses in 2001 were almost US$12 billion.

CCL is currently reviewing its future strategies in the airline market by researching and evaluating the process of developing several new games for the Sky Play PC Interactive Games Catalogue, while updating some of the current games. This will enable CCL to offer current client fresh material, while affording an opportunity to re-visit previous clients and potential new clients. CCL is also currently re-evaluating and redesigning the Sky Games®. In-flight Gaming System in order to ensure its smooth integration in to the newer, more sophisticated IFE hardware platforms being developed an introduced to the Airline Industry today.

IMDC made the following statements in its IFE Market Monitor -September 2002 Edition:
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

Major Customers

The Company's Sky Play customers include Air China, Cathay Pacific Airways, Emirates Air, Japan Air Lines, and Sri Lankan Airways. As at December 31, 2003, the Sky Play PC Games were operating on 74 aircraft.

During the first quarter of 2002, American Airlines ceased to be a client due to budgetary restraints. Malaysia Airlines ceased to be a client as they terminated their agreement with their contracted IFE Inflight content provider who was providing them with CCL Sky Play games. Continental Airlines also ceased to be a client at the end of the second quarter of 2002.

Investment -China Lotteries

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

As of August 2003, CCL had not yet received any funds under the agreements with TWC and LJA. Therefore, upon detailed re-evaluation and analysis all parties mutually agreed to amend the original agreements. On September 1, 2003, CCL amended these two agreements as described below:

The original agreement with TWC required a total investment of US$180,050.00 (HK$1,500,000) and the issuance of 1,500,000 CCL common shares to TWC. To date, CCL has funded US$115,000.00, but has not issued any common shares. Initially, both TWC and Beacon Hill Enterprises Ltd. ("BHE"), agreed that TWC's 70% ownership in Beacon Hill would be reduced to 49% (due to the partial completion of the original funding of US$180,050.00). The agreement was then finalized as a Licensing arrangement, whereby the $115,000 advanced was deemed to a one-time, full payment of the license fee to allow TWC to sell lottery tickets through a dedicated Website www.worldwidelotteries-china.com. The 1,500,000 CCL common shares will not be issued as a part of the amended arrangement.

The original agreement with LJA required CCL to issue 500,000 CCL common shares in exchange for 80% of LJA's business profits generated from its seven sales locations within Guangdong Province, in the People's Republic of China. As of September 1, 2003, CCL had not received any funds from LJA, nor had CCL issued the 500,000 common shares. This agreement was cancelled on September 1, 2003.

As of December 31, 2003, CCL had completed the development of the Website (www.worldwidelotteries-china.com), which is directed towards the international marketing and sales of the Soccer Betting Lottery. During the 3rd Quarter 2003, approval was obtained and an agreement was reached with a Credit Card Payment processing provider. Subsequently, the provider was unable to provide the required services due to an internal issue. In the 4th Quarter 2003, agreement was reached with NEteller to provide payment processing services.

Licensing Agreement -Action Poker Gaming Inc.

On September 19, 2003, CCL's wholly owned subsidiary, Trade Watch Consultants Ltd. ("TWC") of the British Virgin Islands, entered into a Licensing Agreement with Action Poker Gaming Inc. ("APG"), a wholly owned subsidiary of Las Vegas From Home.com Entertainment. APG provides Gaming Software designed for the on-line gaming industry. TWC's Website www.worldwidegaming-asia.com will feature Asian Themed games such as "Chinese Poker", "Pan" and "Big 2". A percentage of gaming revenue realized from the Website is payable to Action Poker Gaming Inc. on a monthly basis.

As at December 31, 2003, the Website content and design has not been forwarded to CCL for approval.

Employees

All employees of CCL were terminated as of November 13, 1998. Those former employees that were subsequently retained on a part-time contract basis to continue operations and support the Sky Play product, are no longer associated with IEL. Two former employees, through their corporate entity, eFlyte, LLC had been contracted as independent contractors to provide services relating to the Sky Play business. Effective April 22, 2001, eFlyte terminated its contract with CCL. Due to the nature of the termination and subsequent events, legal counsel was retained and correspondence occurred with eFlyte's counsel. Such correspondence did not result in a satisfactory resolution. . In December 2002, legal arbitration proceedings were initiated against eFlyte, LLC. On March 11, 2004 the parties reached an agreement in principle whereby the Arbitration Process was resolved pursuant to a Confidential Settlement Agreement.

ITEM 2.   PROPERTIES

Not applicable.

ITEM 3.   LEGAL PROCEEDINGS

CCL has retained legal counsel in the matter of the termination, effective April 22, 2001, by eFlyte, LLC as the managers of the Sky Play business, and subsequent actions by eFlyte, LLC and its principals. In December 2002, the CCL initiated legal arbitration proceedings for breach of contract under the provisions of the management agreement with eFlyte, LLC. In December 2002, arbitration proceedings were initiated against eFlyte, LLC. In December 2003, a final date for the arbitration hearing was set for March 9 through 12th, 2004. On March 11, 2004, the parties reached an agreement in principle whereby the Arbitration Process was resolved pursuant to a Confidential Settlement Agreement.

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

	Twelve Months Ended December 31, 2003 High Low		Twelve Months Ended December 31, 2002 High Low
First Quarter Second Quarter Third Quarter Fourth Quarter	$0.0700 $0.1000 $0.1800 $0.1700	$0.0300 $0.0200 $0.0400 $0.0500	$0.4600 $0.2900 $0.1700 $0.1000	$0.2100 $0.1400 $0.0500 $0.0350

As of March 25, 2004, there were 296 shareholders of record. Since certain of CCL's Common Shares are held by brokers or other nominees, the number of record holders may not be representative of the number of beneficial holders. CCL believes there are approximately 2,200 beneficial holders of the Company's Common Shares.

CCL has not paid any cash dividends on its Common Stock and does not anticipate paying any such dividends in the foreseeable future.

In June 1997, the company issued 2,737 Class A Preference Shares in exchange for a promissory note in the amount of $2,737,000. During 1998, the Company and the holder agreed that the Company would redeem the Class A Preference Shares in installments beginning June 30, 1998. As of August 31, 1998, the Company had redeemed 500 shares at their redemption price of $1,000 per share. The Company was unable to redeem additional shares. As of March 31, 2000, 2,237 Class A Preference Shares remained outstanding and were convertible at $0.4626855 into 4,834,818 shares of Common Stock on that date. If the Class A Preference Shares are converted into Common Stock, HIIC has the right to receive additional shares of Common Stock at $0.01 per share. As of March 31, 2000, HIIC would be entitled to receive 476,320 shares. The actual number of shares of Common Stock issuable upon conversion may be higher or lower and is based on a discount to the 20 day average of the mean closing bid and ask price of the Company's Common Stock. It is also inversely proportional to the market price of the Company's Common Stock i.e. if the average share price decreases, the number of shares of Common Stock issuable increases. Dividends of $252,126 on the Class A Preference Shares are in arrears from October 1, 1998 and are included in Accounts Payable and Accrued Expenses on the Company's financial statements.

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

On December 17, 1997, the Company issued 1,000 shares of Series A Convertible Preference Shares of the Company's Class B Preferred Stock for a total consideration of $1,000.000. The Class B Series A Preference Shares are convertible into a number of shares of Common Stock, determined by dividing the stated value of $1,000 per share by the lesser of: $3.2038 (the "Fixed Conversion Price") and a price (the "Floating Conversion Price") calculated as 85% of the average of the three lowest closing bid prices for the Common Stock during the thirty trading days occurring immediately prior to, but not including, the conversion date. Dividends are cumulative and may be paid, at the option of the Company and with prior notice, in additional shares of Common Stock at an annual dividend rate of 8%. Warrants for the purchase of 61,718 shares of Common Stock were issued in connection with the issuance of the Series A Class B Convertible Preference Shares. The warrants expired on December 17, 1999. The Company exercised an option of selling a second tranche with 123,432 warrants for an aggregate purchase price of $2,000,000 on July 24, 1998. As of December 31 1999, 680 shares of the Class B Series A Preference Shares had been submitted for conversion into 25,600,012 shares of Common Stock. All Common Stock issuable upon the conversions were issued except for 3,492,426 shares. In January, 1999, two holders of the Class B Series A Preference Shares agreed to amend the conversion terms so that the Floating Conversion Price will not be less than $0.25 per share. As of December 31, 1999, a total of 1,720 shares of the Class B Series A Preference Shares were outstanding. As of March 31, 2000, 1,000 Class B Series A Preference Shares, convertible at $0.25 per share, had been submitted for conversion into 4,480,000 shares of Common Stock. As of March 31, 2000, 600 of the Class B Series A Preference Shares were submitted for conversion into 22,588,233 shares of Common Stock. The remaining 120 Class B Series A Preference Shares were convertible into 480,000 shares of Common Stock at $0.25 per share. On January 8, 2001, these shares were submitted for conversion, and 480,000 common shares were issued.

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

ITEM 6.   SELECTED FINANCIAL DATA

	Twelve Months Ended December 31
Statement of Operations Data:	2003	2002	2001	2000	1999
Gain/Loss before extraordinary item Extraordinary (gain)loss	$ (299,557)	$ (284,827) -	$ (152,872) -	$ (1,159,338)	$ 1,389,736 $ (83,936)
Net Gain/Loss	$ (299,557)	$ (284,827)	$ (152,872)	$ (1,159,338)	$ (1,305,800)

Gain/Loss per share before extraordinary item Extraordinary item	$ (0.004)	$ (0.004) -	$ (0.002) -	$ 0.02 -	$ 0.03 -
Loss per share	$ (0.004)	$ (0.004)	$ (0.002)	$ 0.02	$ 0.03

Weighted number of common shares outstanding	90,795,037	90,795,037	70,385,000	50,000,000	47,785,147

Number of common shares outstanding at period end (in thousands except per share and share data)	90,795.037	90,795.037	87,302,611	50,000,000	50,000,000

	As of December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Working capital (deficit) Total assets Long term debt Redeemable preferred stock Class A Series A Class B Series A Class B Series B	$ (1,267) 319 66 2,237	$ (930) 378 66 2,237	$ (701) 502 66 2,237	$ (827) 628 67 2,237 120	$ (535) 1,434 81 2,237 1720 262

Shareholders' equity (deficit)	$ (1,155)	$ (855)	$ (570)	$ (580)	$ (579)
Equity (deficit) per common share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

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

CCL's principal activities through December 31, 2002 consisted of the development of the China Lotteries Soccer Betting website. Several challenging factors were addressed: the overall look and format of the site; the various ordering processes and technicalities involved; the timely collection of games results, and lottery winners for posting on the site; the written Chinese language interpretations; the internet registrations, URL addresses and language interpretations; the international payment processing providers; and the marketing of the Website internationally.

The advent of the PC Tablet notebook computer configuration led CCL to resurrect its original stand-alone concept for the Sky Games Gaming system. Utilizing various models of Fujitsu PC Tablet hardware, CCL previewed the concept of both a stand-alone and a wireless system at the 2002 World Airline Entertainment Association's (WAEA) annual convention.

As at December 2002, American Airlines ceased to be a client due to budgetary constraints. Malaysia Airlines ceased to be a client as they terminated their agreement with their contracted IFE Inflight content provider who was providing them with CCL Sky Play games. Continental Airlines also ceased to be a client at the end of the second quarter of 2002,

CCL's principal activities through December 31, 2003 were unchanged from the year before. These activities consisted of the development of the China Lotteries Soccer Betting website. Several challenging factors were addressed: the overall look and format of the site; the various ordering processes and technicalities involved; the timely collection of games results, and lottery winners for posting on the site; the written Chinese language interpretations; the internet registrations, URL addresses and language interpretations; the international payment processing providers; and the marketing of the Website internationally.

In September 2003, CCL attended the WAEA once again in Seattle. This was particularly valuable this year as the progression of certain technologies into the commercial aviation field, only served to encourage CCL's continued pursuit of finding the most technologically efficient and commercially attractive method of re-introducing the concept of live inflight gaming to passengers.

As at December 2003, Airline clients included Air China, Cathay Pacific, Emirates Air, JALUX and Sri Lankan Airways. The SkyPlay PC Amusement Games were installed and operating on 74 aircraft.

Results of Operations

Twelve Months Ended December 31, 2003 and December 31, 2002

Revenue decreased from $326,162 to $174,385. The revenue decrease is due to a reduction in airline clients and vigorous competition from one particular PC games provider.

General and administrative expenses decreased by $74,112.

Consulting and contract labour expenses increased by $684.

Depreciation and amortization expenses decreased by $86,474.

Legal expenses increased by $33,119. CCL increased its efforts with registering, and maintaining various trademarks pertinent to the Sky Games and Sky Play business. Outstanding issues with eFlyte, LLC, led to continuing legal expense culminating with the Arbitration proceeding being scheduled for March 9 through 12, 2004.

Twelve Months Ended December 31, 2002 and December 31, 2001

Revenue decreased from $561,030 to $326,162. The revenue decrease is due to a reduction in airline clients and vigorous competition from one particular PC games provider.

General and administrative expenses increased by $54,348.

Consulting and contract labour expenses decreased by $51,791.

Depreciation and amortization expenses decreased by $153,311.

Legal expenses increased by $25,518. CCL increased its efforts with registering, and maintaining various trademarks pertinent to the Sky Games and Sky Play business. Outstanding issues with eFlyte, LLC, led to continuing legal expense culminating with the filing of Arbitration proceedings in December 2002.

Liquidity and Capital Resources

At December 31, 2003, the Company had a working capital deficit of $1,266,630. Of this, $1,160,568 was for dividends payable that have accrued over several fiscal periods on current outstanding Preferred shares. Without said accrued dividends, the working capital would have been in a deficit position of $105,728. The Company's net cash position is $40,817. This reflects the fact that the cash generated from operations is the Company's primary source of operations funding.

At December 31, 2002, the Company had a working capital deficit of $930,409. Of this, $984,168 was for dividends payable that have accrued over several fiscal periods on current outstanding Preferred shares. Without said accrued dividends, the working capital would have been in a positive position of $3,759. During the year, all the Class B Series A and B Preferred shareholders converted their preferred shares, and most of the accrued dividends thereto attached, into common shares. The Company's net cash position is $139,338. This reflects the fact that the cash generated from operations is the Company's primary source of operations funding.

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

In June 1997, the company issued 2,737 Class A Preference Shares in exchange for a promissory note in the amount of $2,737,000. During 1998, the Company and the holder agreed that the Company would redeem the Class A Preference Shares in installments beginning June 30, 1998. As of August 31, 1998, the Company had redeemed 500 shares at their redemption price of $1,000 per share. The Company was unable to redeem additional shares. As of March 31, 2000, 2,237 Class A Preference Shares remained outstanding and were convertible at $0.4626855 into 4,834,818 shares of Common Stock on that date. If the Class A Preference Shares are converted into Common Stock, HIIC has the right to receive additional shares of Common Stock at $0.01 per share. As of March 31, 2000, HIIC would be entitled to receive 476,320 shares. The actual number of shares of Common Stock issuable upon conversion may be higher or lower and is based on a discount to the 20 day average of the mean closing bid and ask price of the Company's Common Stock and is inversely proportional to the market price of the Company's Common Stock i.e. if the average share price decreases, the number of shares of Common Stock issuable increases. Dividends of $252,126 on the Class A Preference Shares are in arrears from October 1, 1998 and are included in Accounts Payable and Accrued Expenses on the Company's financial statements.

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

ITEM 14:   DISCLOSURE CONTROLS AND PROCEDURES

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

(a) EXHIBITS

1.   Financial Statements

      Consolidated Balance Sheets at December 31, 2002 and December 31, 2001.

      Consolidated Statements of Operations for:
      Twelve Months Ended December 31, 2003
      Twelve Months Ended December 31, 2002
      Twelve Months Ended December 31, 2001

      Consolidated Statements of Shareholder's Equity
      December 31, 1998 through December 31, 2003

      Statements of Cash Flow
      Twelve Months Ended December 31, 2003
      Twelve Months Ended December 31, 2002
      Twelve Months Ended December 31, 2001

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

12.11	Annulment Agreement, dated as of April 10, 2001, between the Company and James P Grymyr. (Attached to this Annual Report on Form 10K as Exhibit 12.11)
12.12	Consulting Agreement, dated as of January 2, 2002, between the Company and Stephen M West . (Attached to this Annual Report on Form 10K as Exhibit 12.12)
12.13	Consulting Agreement, dated as of January 2, 2003, between the Company and Stephen M West . (Attached to this Annual Report on Form 10K as Exhibit 12.13)
27**	Financial Data Schedule

*Confidential treatment has been granted.
**Submitted herewith.

---------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

(b) REPORTS FILED ON FORM 8-K
02.01	Dated January 24, 2002. Other Events include Press Release dated January 23, 2002
02-02	Dated February 22, 2002. Other Events include Press Release dated February 21, 2002
02-03	Dated March 22, 2002. Other Events include Press Release dated March 21, 2002
02-04	Dated April 23, 2002. Other Events include Press Release dated April 22, 2002
02-05	Dated May 20, 2002. Other Events include Press Release dated May 16, 2002
02-06	Dated June 13, 2002. Other Events include Press Release dated June 13, 2002
02-07	Dated July 19, 2002. Other Events include Press Release dated July 19, 2002
02-08	Dated August 19, 2002. Other Events include Press Release dated August 15,2002
03-01	Dated September 23, 2003. Other Events include Press Release dated September 22, 2003

---------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATOR CAPITAL LIMITED

By:    Deborah Fortescue-Merrin                 Dated:   March 27, 2004
          Chairman & President

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE /s/ Michael L Bartlett Michael L. Bartlett /s/ Anthony P. Clements Anthony P. Clements /s/ Deborah Fortescue-Merrin Deborah Fortescue-Merrin /s/ Anastasia Kostoff-Mann Anastasia Kostoff-Mann	TITLE Director Director Chairman, President and Director Director	DATE March 27, 2004 March 27, 2004 March 27, 2004 March 27, 2004

---------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

CERTIFICATION

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

Date: March 27, 2004	/s/ Deborah Fortescue-Merrin Deborah Fortescue-Merrin President & C.E.O.

---------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

(c) Exhibit 12.13 -

Consulting Agreement, dated as of January 2, 2003, between the Company and Stephen M West

---------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

PROFESSIONAL SERVICES CONTRACT

THIS AGREEMENT MADE AS OF THE SECOND DAY OF JANUARY, 2003 ( the "Effective Date")

BETWEEN:

CREATOR CAPITAL LIMITED,
A Bermuda Exempted Company, having its registered and records offices at:
Cedar House, 41 Cedar Street,
Hamilton HM12, Islands of Bermuda;

(hereinafter referred to as "CREATOR")

OF THE FIRST PART

AND:

STEPHEN WEST SERVICES,
A proprietary business, having its business address at:
Suite 4006, 1408 Strathmore Mews North,
Vancouver, British Columbia,
Canada, V6Z 3A9;

(hereinafter referred to as "WEST SERVICES")

OF THE SECOND PART

WHEREAS:

CREATOR is the owner and operator of various computer based services and products. As at the date of this Agreement, these include Sky Games and Sky Play products, and the current new product "www.china-lotteries.com".

  WEST SERVICES provides computer software technical, managerial and maintenance services ("The Services"). It shall provide software technicians to carry out all aspects of software analysis, trouble shooting, applications and development.
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

INTELLECTUAL PROPERTY:    includes, but is not limited to, all inventions, developments, patents, copyrightable subject matter, copyrights, rights of reproduction, alteration, modification, upgrades, adaptations, revisions, enhancement or other changes including, but limited to, changes to computer software programmes, source codes, programmes, tapes, diskettes, data, derivative works and reuse, test data, trade secrets, and all other confidential information and software.

THE SERVICES:    the computer software technical, managerial and maintenance services, as described in Schedule "A" hereto attached.

WEST SERVICES et al.:    includes the owners, partners, principals, and employees of WEST SERVICES.

  AGREEMENT:

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
    In the event WEST SERVICES becomes unable to perform the The Services due to illness, accident and/or WEST SERVICES' employees' failure to perform the services in a timely and competent manner as determined by CREATOR, WEST SERVICES shall have five business days to resolve the lapse of the lack of performance. Should WEST SERVICES be unable to resolve the lapse, this Agreement shall immediately terminate.
  THE SERVICES: Details of the definition and scope of the The Services under this Agreement is set out under Schedule "A", hereto attached.
  FEES:
    During the term of this Agreement, the following fees shall be payable to WEST SERVICES:

    January 2003 through March 2003 CDN$5,800.00

    April 2003 through December 2003 CDN$5,000.00

    WEST SERVICES shall invoice CREATOR monthly for services provided during the previous month. CREATOR shall pay said invoices within thirty (30) days of the date of receipt. Upon termination of this Agreement, CREATOR shall promptly pay WEST SERVICES all amounts due and payable hereunder.
  CREATOR COVENANTS:
    CREATOR shall provide appropriate information and all other material to assist WEST SERVICES to perform its services.
    CREATOR retains the right to use other sources in the achievement of this various business goals, including The Services.
  WEST SERVICES COVENANTS:
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
    WEST SERVICES acknowledges it is solely an independent contractor.
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

  OWNERSHIP:

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
  CONFIDENTIALITY:
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
  NOTICES: Any and all notices to the Parties are to be sent to:
CREATOR:	P.O. Box 280 Bowen Island, British Columbia Canada, VON 1GO Tel: 604-947-2555 Fax: 604-947-0294 E-mail: misseyharvey@earthlink.net
WEST SERVICES:	Suite 4006, 1408 Strathmore Mews North Vancouver, British Columbia Canada, V6Z 3A9 Fax: 604-632-9865 E-Mail: stefenwest@novus-tele.net
  GOVERNING LAW
    This Agreement shall be governed by, construed in and enforced in accordance exclusively with the Laws of the Province of British Columbia, Vancouver, Canada.
    If any provision of this Agreement is rendered inoperative or illegal by operation of law or otherwise, all other provisions contained herein shall remain in full force and effect, and in such cases the principle of severability shall govern.

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

DULY SIGNED, SEALED AND DELIVERED
BY CREATOR CAPITAL LIMITED

BY:___________________________________     Dated: ___________________________
Signature

______________________________________
Name

______________________________________
Title

DULY SIGNED, SEALED AND DELIVERED
BY STEPHEN MICHAEL WEST

BY:_____________________________________         Dated: ___________________________
Signature

________________________________________
Name

________________________________________
Title

---------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

PROFESSIONAL SERVICES CONTRACT
JANUARY 2, 2003

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

xi. China Soccer Sports Bet Lottery and Gambling Product and related ventures

xii. Assistance in the development of new products

xiii. Assistance in the development of new business ventures

---------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

PROFESSIONAL SERVICES CONTRACT
JANUARY 2, 2003

SCHEDULE "B"

LIST OF PRIOR INVENTIONS, INTELLECTUAL PROPERTY,
AND ORIGINAL WORKS OF AUTHORSHIP

TITLE	DATE	DESCRIPTION

ACKNOWLEDGED:

CREATOR CAPITAL LIMITED

BY:___________________________________
Signature

_______________________________________
Name (printed)

_______________________________________
Title

_______________________________________
Dated

STEPHEN MICHAEL WEST

BY:______________________________
Signature

_______________________________________
Name (printed)

_______________________________________
Title

_______________________________________
Dated

---------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

PROFESSIONAL SERVICES CONTRACT
JANUARY 2, 2003

SCHEDULE "C"

CONFIDENTIALITY AGREEMENT

Names of each individual providing Agreements

_______________________________________

_______________________________________

_______________________________________

_______________________________________

_______________________________________

_______________________________________

_______________________________________

_______________________________________

---------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

REPORT OF INDEPENDENT AUDITORS

To the Shareholders of Creator Capital Limited

We have audited the accompanying consolidated balance sheets of Creator Capital Limited as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2003, 2002, and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Company as of December 31, 2003 and 2002, and the results of operations and cash flows for the year ended December 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States.

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
Vancouver, BC March 19, 2004	"BUCKLEY DODDS" Chartered Accountants

---------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

CREATOR CAPITAL LIMITED

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

(U.S. DOLLARS)

---------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

CREATOR CAPITAL LIMITED

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

(U.S. DOLLARS)

INDEX

---------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

CREATOR CAPITAL LIMITED CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2003	December 31, 2002
Current Assets
Cash and cash equivalents Accounts receivable Prepaid expenses	$ 40,817 54,500 46,167	$ 139,338 50,795 46,167
Total current assets	141,484	236,300

Property and equipment, at cost Less: accumulated depreciation Property and equipment, net	535,679 (472,315) 63,364	495,561 (468,861) 26,700

Intangible assets, net Investment -China Lotteries (Note 3)	115,030 -	- 115,030
Total assets	$ 319,878	$ 378,030

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses Accrued dividends payable Notes payable, current liabilities	$ 229,576 1,160,538 18,000	$ 164,541 984,168 18,000
Total current liabilities	1,408,114	1,166,709

Notes payable, long term and non-interest bearing	66,322	66,322
	1,474,436	1,233,031
Stockholders' equity (Note 4)

Class A preferred shares, $0.01 par value, authorized -3,000 shares, outstanding -2,237 shares
Class B preferred shares, $0.01 par value, authorized -5,000,000 shares
Common shares $0.01 par value, authorized -100,000,000
      shares, outstanding -90,795,037 and 90,795,037 shares
Additional paid-in-capital

	22 873,027 65,405,998	22 873,027 65,405,998
Accumulated deficit	(67,433,605)	(67,134,048)
	(1,154,558)	(855,001)
Total liabilities and stockholders' equity	$ 319,878	$ 378,030

APPROVED BY THE DIRECTORS:

"Deborah Fortescue-Merrin" Director

"Michael Bartlett" Director
SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

---------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

CREATOR CAPITAL LIMITED CONSOLIDATED STATEMENTS OF OPERATIONS
	Twelve Months Ended December 31, 2003	Twelve Months Ended December 31, 2002	Twelve Months Ended December 31, 2001
Revenue	$ 174,385	$ 326,162	$ 561,030
Operating Expenses
General and administrative Bad debt expense Consulting and contract labor Marketing Legal Interest expense Depreciation and amortization Interest income	137,003 13,975 43,250 8,582 66,490 - 3,454 (182)	211,115 20,250 42,566 11,455 33,371 - 89,928 (1,273)	156,757 - 94,357 25,308 7,853 1,153 243,239 (18,164)
	272,572	407,412	510,503
Net income (loss)	(98,187)	(81,250)	50,527

BASIC AND DILUTED LOSS PER SHARE
Numerator for basic and diluted loss per share:
Net income (loss) Preferred stock dividends Loss to common shareholders	(98,187) 201,370 (299,557)	(81,250) 203,577 (284,827)	50,527 203,399 (152,872)

Denominator for basic and diluted loss
per share -weighted average shares outstanding	90,795,037	73,878,000	70,385,000

Net loss per share	(0.003)	(0.004)	(0.002)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

---------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

CREATOR CAPITAL LIMITED
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
									Total
Balance, December 31, 2000	2 ,237	$ 22	2,075	$ 21	50,103,529	$ 501,035	$65,615,278	$ 66,996,350)	$ (579,994)

Net income								50,527	50,527
Preferred stock dividends								(203,399)	(203,399)
Conversion of accrued dividend
Into common stock					747,317	7,473	155,218	-	162,691
Conversion of Class B preferred
stock into common stock			(2,075)	(21)	36,451,765	364,519	(364,498)
Balance, December 31, 2001	2,237	22	-	-	87,302,611	873,027	65,405,998	(66,849,222)	(570,175)

Net loss								(81,250)	(81,250)
Preferred stock dividends								(203,576)	(203,576)
Issuance of common stock
cash received in prior year					3,492,426	-
Balance, December 31, 2002	2,237	22	-	-	90,795,037	873,027	65,405,998	(67,134,048)	(855,001)

Net loss								(98,187)	(98,187)
Preferred stock dividends								(201,370)	(201,370)
Balance, December 31, 2003	2,237	$ 22	-	-	90,795,037	$ 873,027	$65,405,998	$(67,433,605)	$ (1,154,558)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

---------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

CREATOR CAPITAL LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31, 2003	Twelve Months Ended December 31, 2002	Twelve Months Ended December 31, 2001
OPERATING ACTIVITIES
Net income (loss)	$ (98,187)	$ (81,250)	$ 50,527
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	3,454	89,928	243,239
Changes in current assets/liabilities
Accounts receivable	(3,705)	92,585	18,520
Prepaid expenses	-	23,912	6,676
Accounts payable and accrued expenses	65,035	5,009	(84,636)
Accrued dividends payable	176,370	156,077	(50,363)
Net cash provided by/(used in) operating activities	142,967	286,261	183,963

INVESTING ACTIVITIES
Purchases of property and equipment	(40,118)	(27,216)	(17,169)
Purchase of Chinese lottery license	115,030
Investment in China -Lotteries	(115,030)	(7,000)	(108,030)
Net cash provided by/(used in) operating investing activities	(40,118)	(34,216)	(125,199)

FINANCING ACTIVITIES
Issuance of common stock	-	-	162,712
Payment on notes payable	-	-	(1,500)
Redemption of preferred stock	-	-	(21)
Payment of preferred stock dividends	(201,370)	(203,577)	(203,399)
Net cash provided by/(used in) financing activities	(201,370)	(203,577)	(42,208)

Net increase in cash	(79,790)	48,466	16,556
Cash, beginning of period	139,338	90,870	74,314
Cash, end of period	$ 40,817	$ 338	$ 90,870

Supplemental Cash Flow Information:
Cash paid for income taxes	$ -	$ -	$ -

Cash paid for interest	$ -	$ -	$ 1,153

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

---------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

CREATOR CAPITAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Nature of Operations

The Company is a Bermuda exempted company which, in June 1997, changed its name from Sky Games International Ltd. ("SGI") to Interactive Entertainment Limited. and on September 27, 2000 changed its name to Creator Capital Limited.

The Company's activities have been focused on providing inflight gaming and entertainment software and services by developing, implementing and operating or licensing computerized video gaming and other entertainment software on, but not limited to the aircraft of international commercial air carriers. Gaming software was marketed using the name Sky Games™, and the entertainment software is marketed using the name Sky Play. The Company has also developed a marketing internet website for the purpose of international sales of tickets in the People's Republic of China's soccer betting lottery.

Note 2    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries:

-Sky Games International Corp. (a Nevada corporation);

-Creator Island Equities Inc., (a Yukon Territory corporation);

-Trade Watch Consultants Ltd. (a Chinese Corporation).

The subsidiary companies, except for Trade Watch consultants, are all inactive. All material inter-company accounts and transactions have been eliminated in consolidation.

Accounting Estimates

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

Accounts Receivable

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts, marketing credits and allowance for possible sales returns.

Allowance for Doubtful Accounts, Marketing credits and Allowance for Possible Sales Returns.

The allowance for accounts receivable is charged to income in amounts sufficient to maintain the allowance at a level management believes is adequate to cover any possible losses, credits or returns.

Property and Equipment

Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

The Company depreciates its property and equipment for financial reporting purposes using the straight-line method over its estimated economic life, which is generally three to five years. Depreciation expense was approximately $3,454, $89,928, and $85,711 for the years ended December 31, 2003, 2002 and 2001, respectively.

Software Development

All software production costs have been capitalized until the software was available for general release to customers, in accordance with the provisions of Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Amortization of the software costs over a three-year period started in June 1998, Software development costs were written down in December, 1998 to a value representing the value attributable to the Sky Play software.

Website Development Costs

Emerging Issues Task Force Issue No.00-2, Accounting for Web Site Development Costs, becomes effective for periods beginning after June 30, 2000, and establishes accounting and reporting standards for costs incurred to develop a web site based on the nature of each cost. In general, the pronouncement requires that costs incurred to develop a web site be capitalized and amortized to expense over the expected useful life of the site.

Goodwill and other Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The provisions of SFAS No. 141 also apply to all business combinations consummated after June 30, 2001. SFAS No. 142, which became effective for fiscal years beginning after December 15, 2001, eliminates amortization of goodwill and other intangible assets with indefinite useful lives. Rather, these assets are subject to impairment tests at least annually or more frequently if certain indicators arise. Intangible assets with definite useful lives are being amortized using a straight-line basis or the timing of related cash flows over periods ranging from 1.5 to 25 years. An intangible asset subject to amortization must be reviewed for impairment on an annual basis pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

Net (Loss) per Share

The Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS No. 128), that requires the reporting of both basic and diluted (loss) per share. Basic (loss) per share is computed by dividing net (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effect on net (loss) per share are excluded.

For the periods ended December 31, 2003, December 31, 2002 and December 31, 2001, there is no difference between basic and diluted loss per share as all stock options, warrants, convertible debentures and convertible preferred stock are anti-dilutive for the periods presented. All loss per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements.

Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB No. 25) and related interpretations.

Comprehensive Income

The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The requirements of SFAS No. 130 include: (a) classifying items of other comprehensive income by their nature in a financial statement and (b) displaying the accumulated balance of other comprehensive income separately from retained earning and additional paid-in capital in the equity section of the balance sheet. The Company's comprehensive income (loss) is substantially equivalent to net income (loss) for the twelve months ended December 31, 2003, 2002 and 2001.

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

Segment Reporting

In 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 15, 1997. This statement requires financial statements to disclose information about products and services, geographic areas and major customers based on a management approach. The management approach requires disclosing financial and descriptive information about an enterprise's reportable operating segments based on reporting information the way management organizes the segments for making decisions and assessing performance. It also eliminates the requirement to disclose additional information about subsidiaries that were not consolidated. For the year ending December 31, 2003, the adoption had no material impact to the Company's disclosure information and its results of operations.

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

Mortgage -Backed Securities

FASB Statement Number 134, Accounting for Mortgage-Backed Securities Retained after the Securities of Mortgage Loans for Held for Sale by a Mortgage Banking Enterprise, becomes effective for fiscal years beginning after December 15, 1998. It is not expected apply to the Company.

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments as of December 31, 2003, and 2002, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange.

Foreign Currency Translation

Foreign currency assets and liabilities are translated into United States dollars at the exchange rate prevailing at the balance sheet date. Revenue and expenses are translated at the average exchange rate during the year. Translation gains and losses are not material.

Recent Accounting Pronouncements

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

In December 2002, the Financial Accounting Standards Board (FASB) Issued Statement of Financial Accounting Standards No.148, "Accounting for Stock-Based Compensation -Transition and Disclosure" (SFAS 148). SFAS 148 amends SFAS 123 "Accounting for Stock-Based Compensation, "to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the reported results. The transition guidance and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based compensation under the provision of Accounting Principle Bond Opinion No. 25 "Accounting for Stock Issued to Employees" using the "intrinsic value" method. Accordingly, the adoption of SFAS 148 is not anticipated to have a material effect on the Company's financial position, results of operations, or cash flows.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities-an interpretation of ARB No. 51" ("FIN No. 46"). FIN No. 46 expands upon existing accounting guidance that addresses when a company should include in financial statements the assets, liabilities and activities of another entity. FIN No. 46 requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns or both. This interpretation applies immediately to variable interest entities created or obtained after January 31, 2003. For those variable interest entities in existence prior to January 31, 2003, the consolidation provisions of FIN No. 46 are effective July 1, 2003. In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities-an interpretation of ARB No. 51" ("FIN No. 46R"). FIN No. 46R clarifies some of the provisions of FIN No. 46 and exempts certain entities from its requirements. FIN No. 46R is effective at the end of the interim period ending after March 15, 2004 for variable interest entities other than special purpose entities. The adoption of FIN No. 46 did not have a material impact on the Company's consolidated financial statements. The Company believes the adoption of FIN No. 46R will not have a significant impact on its results of operations or financial position.

In April 2003, the FASB amended and clarified financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), through the issuance of Statement of Financial Accounting. Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the consolidated financial statements of the Company.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 or otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's financial condition or results of operations.

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106" ("SFAS No. 132R"). SFAS No. 132R retains the disclosure requirements contained in FASB Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"), and also requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Except as noted, disclosures required by SFAS No. 132R are effective for financial statements with fiscal years ending after December 15, 2003. The disclosure of estimated future benefit payments required by SFAS No. 132R is effective for fiscal years ending after June 15, 2004. The adoption of SFAS No. 132R did not have a material effect on the consolidated financial statements of the Company.

Note 3    Investment -China Lotteries

Investment agreement with Trade Watch Limited

On September 1, 2003, the Company amended the investment agreement with Trade Watch Consultants Limited ("Trade Watch"). Under the original investment agreement Investment agreement with Trade Watch Limited entered by both parties on September 22, 2001, Trade Watch holds 70% of the outstanding shares of Beacon Hill Enterprises Ltd. ("Beacon Hill"). Beacon Hill holds the license for and operates one of two major Soccer Betting Lottery locations in Guangzhou City, Guangdong Province, People's Republic of China. In exchange for 1,500,000 shares of the Company's common stock, and an investment of up to HK$1,500,000 (US$180,050), the Company receives 80% of the proceeds of the business profits that will be generated from Trade Watch's sports betting and lottery assets. No shares were issued and no earnings were received as per the original agreement.

Under the amended agreement, in consideration of the US$115,030 already forwarded to Trade Watch, CCL acquires 100% ownership of Trade Watch. Under a separate agreement between Trade Watch and Beacon Hill, Trade Watch no longer holds any beneficial interest in any ownership shares of Beacon Hill. The $115,030 advanced to Beacon Hill by Trade Watch is deemed as full payment of the license fee to allow Trade Watch to sell lottery tickets through a website to market.

Investment Agreement with Lee John Associates

On September 1, 2003, the Company and Lee John Associates ("Lee John") have mutually agreed to cancel the agreement dated November 1, 2001. On November 1, 2001, the Company entered into an investment agreement with Lee John Associates. Lee John is engaged in the business of owning the licenses for and operating several lottery locations in Guangzhou City, Guangdong Province, People's Republic of China. In exchange for 500,000 shares of the Company's common stock, the Company shall receive 80% of the proceeds of the business profits that will be generated from Lee John's Lottery businesses. No shares were issued and no earnings were received as per the original agreement

Note 4:     Acquisition

On September 1, 2003, the Company acquired 100% of the outstanding common stocks of Trade Watch Limited for $115,030. The results of Trade Watch Ltd. operations have been included in the consolidated financial statements since that date. Trade Watch holds the license to sell tickets in the People's Republic of China's soccer betting lottery.

The Company follows SFAS No. 141, Business Combination, in accounting for the acquisition of Trade Watch. The business combination is accounted for using the purchase method. The fair values of the assets acquired at the date of acquisition are as follows:

Total assets acquired:
License fee -Chinese Lottery	$ 115,030
Net assets acquired at fair values	$ 115,030

Total consideration:
Cash	$ 115,030

Note 5    Intangible Assets

	2003	2002
License fee -Chinese Lottery	$ 115,030	$ -
	$ 115,030	$ -

The Company adopted the provision of SFAS No. 142 for the accounting for goodwill and other intangible assets. According to the SFAS No. 142, intangible assets with indefinite life are capitalized and not amortized. Each year, management is required to review the intangible assets to determine if there has been an impairment loss to recognize on their carrying value. Management believes that there has been no impairment of Chinese Lottery license fee for the year ended December 31, 2002.

Note 6    Shareholders' Equity

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

Dividends on the Class A Preference Stocks were $203,370 in 2003, $203,370 in 2002, and $203,370 for 2001. They remained unpaid and are in arrears at year-end. The Class A Preference Stocks do not have any voting rights. As of December 31, 2003, 2,237 Class A Preference Stock remained outstanding.

In 1997, the Company issued Series A and Series B Convertible Preference Stocks of the Company's Class B Preferred Stocks. The Class B Series A and Series B Preference Stocks are convertible into stock of Common Stock. Dividends are cumulative and may be paid, at the option of the Company and with prior notice, in additional stocks of Common Stock at an annual dividend rate of 8%. As of December 31, 2002, all Series A and series B Convertible Preference Stocks of the Company's Class B Preferred Stocks as well as cumulative dividends related thereto have been converted into common Stocks.

On April 30,1997, the Company entered into a Consulting agreement with James P. Grymyr, whereby he would provide consulting services to the Company from time to time, as requested by the Company. Under the terms of this agreement, the Company issued 586,077 stocks of Common Stock to Mr. Grymyr as consideration for all such consulting services, both past and future. During March 2001, Mr. Grymyr informed the Company that he did not provide any consulting services to the Company. Furthermore, he indicated that the agreement was never operational. A review of the Company's records, and conversations with previous management did not reveal any evidence to the contrary. Therefore, Mr. Grymyr offered to annual the Consulting Agreement and return the shares to the Company for cancellation. The Company accepted this offer under the terms of the Annulment Agreement dated June 20, 2001. Mr. Grymyr returned the shares to the Treasury of the Company on March 11, 2003.

During the period ended, December 31, 2002, the Company issued 3,492,426 Common Stock as part of a prior years conversion of preference shares where there was a delay in issuing the common Stocks.

Note 7    Stock Options

The Company follows APB No. 25 in accounting for its employee stock options. Under APB No. 25, no compensation expense is recognized because the exercise price of the Company's incentive employee stock options is equal to or greater than the market price of the underlying stock on the date of grant.

A summary of the Company's stock option activity and related information follows:
	Twelve Months Ended December 31, 2003		Twelve Months Ended December 31, 2002		Ten Months Ended December 31, 2001
	# Options	Weighted Average Exercise Price	# Options	Weighted Average Exercise Price	# Options	Weighted Average Exercise Price
Outstanding at
beginning of period Granted Exercised Expired	1,000,000 - - 50,000	$ 0.49 - - 0.35	1,020,000 - - (20,000)	$ 0.54 - - 3.00	3,445,340 550,000 - 2,975,340	$ 3.20 0.35 - 3.00
Outstanding at end of period	950,000	$ 0.50	1,000,000	$ 0.49	1,020,000	$ 0.54

Options exercisable at end of period	950,000	$ 0.50	1,000,000	$ 0.49	1,020,000	$ 0.54
Weighted average fair value of options granted during the Period		$ -		$ 0.35		$ -

Exercise prices for stock options outstanding at December 31, 2003, ranged from $0.14 to $4.13. The weighted average remaining life of the outstanding stock options is approximately 4 years.

Pro forma information regarding net loss and loss per share is required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2003, 2002 and 2001, respectively: volatility factor of the expected market value of the Company's Common Stock is nil for 2003 and 2002, and 4.660 for 2001 respectively; weighted average expected life of the options of 4 years for 2003 and 5 years for 2002 and 2001; risk-free interest rate of 3% for 2003, 1.5% for 2002, and 3.66% for 2001, and no dividend payments.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options
	Twelve Months Ended December 31, 2003	Twelve Months Ended December 31, 2002	Twelve Months Ended December 31, 2001
Net income (loss)	$ (98,187)	$ (81,250)	$ 50,527
SFAS No. 123 Compensation Expense	-	-	170,500
SFAS No. 123 pro forma Net Income (loss)	$ (98,187)	$ (81,250)	$ (119,873)
Basic and diluted pro forma loss per share	$ (0.001)	$ (0.001)	$ (0.002)

Because SFAS No. 123 applies only to stock-based compensation awards for the fiscal year ended February 29, 1996 and future years, the pro forma disclosures under SFAS No. 123 are not likely to be indicative of future disclosures until the disclosures reflect all outstanding, non-vested awards.

Note 8    Stock Warrants

As of December 31, 2003, the Company had no outstanding stock warrants for shares of its Common Stock as its prior year's outstanding 80,000 warrants expired during 2002 fiscal year.

Note 9     Income Taxes

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

Note 10   Contingencies

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

Note 11   Quarterly Financial Information (Unaudited)

Financial results by quarter are as follows:
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Twelve months ended December 31, 2003
Net loss Basic and diluted loss per share	$ (8,357) $ (0.001)	$ 1,825 $ 0.0005	$ (26,756) $ (0.0009)	$ (64,899) $ (0.0007)

Twelve months ended December 31, 2002
Net loss Basic and diluted loss per share	$ 7,210 $ (0.0005)	$ (4,193) $ (0.0006)	$ 4,354 $ (0.0005)	$ (88,621) $ (0.002)

Twelve months ended December 31, 2001
Net income (loss) Basic and diluted loss per shares	$ (70,860) $ (0.0008)	$ (39,057) $ (0.0004)	$ 51,327 $ (0.0006)	$ 109,117 $ (0.001)

Note 12  Comparative Figures

Certain of the comparative figures have been restated to conform with the presentation of the current year.

---------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------