Form 10-Q
period 2004-03-30
CREATOR CAPITAL LTD
filed 2004-05-17
CIK 882537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004 or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________

Commission file number: 0-22622

CREATOR CAPITAL LIMITED
(Exact name of registrant as specified in its charter)

BERMUDA (State or other Jurisdiction of Incorporation or Organization)	98-0170199 (I.R.S. Employer Identification Number)

Canon's Court, 22 Victoria Street
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

The registrant had 90,795,037 shares of common stock outstanding as of March 31, 2004

CREATOR CAPITAL LIMITED INDEX

PART I	FINANCIAL INFORMATION	PAGE

Item 1 Item 2

Consolidated Financial Statements

Consolidated Balance Sheets - March 31, 2004 and December 31, 2003

Consolidated Statements of Operations - Three Months ended March 31, 2004 and March 31, 2003

Consolidated Statements of Cash Flows - Three Months ended March 31, 2004 and March 31, 2003

Consolidated Statement of Shareholders' Equity (Deficit)

Notes to Consolidated Financial Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations

3 4 5 6 7 12

PART II. OTHER INFORMATION
Signatures Ceritification Certification Pursuant To 18 U.S.C. Section 1350	17 18 19

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CREATOR CAPITAL LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
For the Nine Months Ended March31, 2004
(with comparative figures to March 31, 2003 and December 31, 2003
(UNAUDITED)

ASSETS
March 31, 2003		March 31, 2004	December 31 2003
Current Assets
Cash and cash equivalents Accounts and notes receivable Prepaid expenses Total current assets	$ 135,342 40,585 46,167 222,094	$ 36,626 56,460 53,675 146,761	$ 40,817 54,500 46,167 141,484

Furniture, fixtures and equipment Website investment Intangible Assets Total assets	26,294 115,030 0 $ 363,418	59,864 0 115,030 $ 321,655	63,364 0 115,030 $ 319,878
LIABILITIES
Current liabilities
Accrued Dividends Accounts payable and accrued expenses Notes Payable Total current liabilities Notes Payable, Long Term	1,035,476 159,786 18,000 1,213,262 66,322 $ 1,279,584	282,315 1,205,191 18,000 1,505,506 66,322 $ 1,571,828	229,576 1,160,538 18,000 1,408,114 66,322 $ 1,474,436
SHAREHOLDERS' EQUITY
Class A preferred shares, $0.01 par value,
Authorized: 3,000 shares; Issued: 2,237 shares	22	22	22
Class B preferred shares, $0.01 par value,
Authorized: 5,000,000 shares; Issued:	0	0	0
Common shares, $0.01 par value
Authorized: 100,000,000 shares Issued: 90,424,191 and 87,782,611 shares Additional paid-in-capital Accumulated deficit	873,027 65,405,998 (67,195,213) (916,166)	873,027 65,405,998 (67,529,220) (1,250,173)	873,027 65,405,998 (67,433,605) (1,154,558)
Total liabilities and shareholders' equity	$ 363,418	$ 321,655	$ 319,878
APPROVED ON BEHALF OF THE BOARD: Deborah Fortescue-Merrin Deborah Fortescue-Merrin	Michael Bartlett Michael Bartlett

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS 3

CREATOR CAPITAL LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS For the Three Months Ended March 31, 2004 (with comparative figures to March 31, 2003 and December 31, 2003 (UNAUDITED)
	Three Months Ended March 31,		December, 31
	2003	2004	2003

Revenue	$ 43,210	$ 44,065	$ 174,385
Operating Expenses
Amortization and depreciation Bad Debt expense Consulting and contract labor General and administrative Legal Marketing Sky Play technical support	1,236 0 10,500 26,572 1,628 1,144 12,067 53,147 $ (9,937)	3,501 0 10,500 34,346 40,027 0 5,735 94,109 $ (50,044)	3,454 13,975 43,250 125,663 66,490 8,582 _11,340 272,754 $ (98,369)
Other: Expense recoveries Foreign Withholding Tax Interest income Net Income (loss)	0 0 80 80 $ (9,857)	7,679 (2,500) 7 5,186 $ (44,858)	0 0 182 182 $ (98,187)

BASIC AND DILUTED LOSS PER SHARE Numerator for basic and diluted loss per share:
Net Income (loss) Preferred stock dividends Gain (loss) to common shareholders	(9,857) (51,308) (61,165)	(44,858) (50,757) (95,615)	(98,187) (201.370) $(299,557)

Denominator for basic and diluted loss per share: Weighted average shares outstanding	90,795,037	90,795,037	90,795.037

Net loss per share	$ (0.001)	$ (0.001)	$ (0.003)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS 4

CREATOR CAPITAL LIMITED AND SUBSIDIARIES
STATEMENT OF CHANGES IN FINANCIAL POSITION
For the Nine Months Ended March 31, 2004
(with comparative figures to March 31, 2003 and to December 31, 2003
(UNAUDITED)

	Three Months Ended March 31, 2003	Three Months Ended March, 31, 2004	Year Ended December 31, 2003
CASH PROVIDED (USED) BY: OPERATING ACTIVITIES

    Activity for the period:
    Changes in non-cash working capital balances:
        Depreciation and amortization
        Accounts receivable
        Prepaid expenses
        Accrued dividends payable
        Accounts payable and accrued expenses
            Net cash provided by (used in) operating activities

	$ (9,857) 1,236 10,210 0 51,308 (4,755) 48,142	$ (44,858) 3,500 (1,960) (7,508) 44,653 52,739 46,566	$ (98,187) 3,454 (3,705) 0 176,370 65,035 142,967
INVESTING ACTIVITIES
Purchases of Furniture , Fixtures &Equipment Purchase - Chinese Lottery License Investment in China Lottery Net cash provided by (used in) investing activities	(830) 0 0 (830)	0 0 0 0	(40,118) 115,030 (115,030) (40,118)
FINANCING ACTIVITIES
Preferred stock dividends Net cash provided by (used in) financing activities	(51,308) (51,308)	(50,757) (50,757)	(201,370) (201,370)
Net increase (decrease) in cash Cash, beginning of period Cash, end of period	(3,996) 139,338 $ 135,342	(4,191) 40,817 $ 36,626	(98,521) 139,338 $ 40,817

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS 5

CREATOR CAPITAL LIMITED AND SUBSIDIARIES
Consolidated Statement of Accumulated Deficit
For the Nine Months Ended March 31, 2004
(with comparative figures to March 31, 2003 and December 31, 2003
(UNAUDITED)

	March 31, 2004	March 31, 2003	December 31, 2003
Balance, Beginning of Period Current Period's Activities: Net Income Preferred Stock Dividends Balance, End of Period	$ (67,135,548) (8,357) (51,308) $ (67,195,213)	$ (67,433,605) (44,858) (50,757) $ (67,529,220)	$ (67,134,048) (98,187) (201, 370) $ (67,433,605)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS 6

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
7

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

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments as of March 31, 2004 and December 31, 2003 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange.

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

NOTE 3            INVESTMENT - CHINA LOTTERIES

On September 22, 2001, the Company entered into an investment agreement with Trade Watch Consultants Limited, (formerly Asset China Investments Ltd.) ("TWC"). Trade Watch holds 70% of the outstanding shares of Beacon Hill Enterprises Ltd. Beacon Hill holds the license for and operates one of two major Soccer Betting Lottery locations in Guangzhou City, Guangdong Province, People's Republic of China. In exchange for 1,500,000 shares of the Company's common stock, and an investment of up to HK$1,500,000 (US$180,050), the Company will receive 80% of the proceeds of the business profits that will be generated from Trade Watch's sports betting and lottery assets. To date, the Company has forwarded HK$955,000 (US$115,030). As at September 30, 2003 no earnings have been recorded as this project is in its initial stages of operation and no business profits have been earned to date.

On November 1, 2001, the Company entered into an investment agreement with Lee John Associates ("LJA"). Lee John is engaged in the business of owning the licenses for and operating several lottery locations in Guangzhou City, Guangdong Province, Peoples' Republic of China. In exchange for 500,000 shares of the Company's common stock, the Company shall receive 80% of the proceeds of the business profits that will be generated from LJA's Lottery businesses. As at September 30, 2003 no earnings had been recorded as this project is in its initial stages of operation and no business profits have been earned.

As of August, 2003, CCL had not received any funds under the agreements with TWC and LJA. Therefore, upon detailed re-evaluation and analysis all parties mutually agreed to amend the original agreements. On September 1, 2003, CCL amended these agreements as described below:

The original agreement with TWC required a total investment of US$180,050.00 HK$1,5000,000.00) and the issuance of 1,500,000 CCL common shares to TWC. To date, CCL has funded US$115, 030.00 but has not issued any common shares. Initially, both TWC and Beacon Hill Enterprises Ltd. ("BHE) agreed that TWC's 70% ownership in BHE would be reduced to 49% (due to the partial completion of the original funding of US$180,050.00). The agreement was then finalized as a Licensing arrangement, whereby the US$115,030.00 advanced was deemed to be a one-time, full payment of the license fee to allow TWC to sell lottery tickets through a dedicated website www.worldwidelotteries-china.com. The 1,500,000 CCL common shares will not be issued as a part of the arrangement.

The original agreement with LJA required CCL is issue 500,000 CCL common shares in exchange for 80% of LJA's business profits generated from its even sales locations within Guangdong Province in the People's Republic of China. As of September 1, 2003, CCL had not received any funds from LJA, nor had CCL issued the 500,000 common shares. This agreement was cancelled on September 1, 2003.

As of December 31, 2003, CCL has completed the development of the website (www.worldwidelotteries-china.com) which is directed towards the international marketing and sales of the Soccer Betting Lottery. During the 3rd Quarter 2003, approval was obtained and an agreement was reached with a Credit Card Payment processing provider. Subsequently, the provided was unable to provide the required services due to an internal issue. In the 4th Quarter 2003, agreement was reached with NEteller to provide payment processing services.

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

As at March 31, 2004, the website content and design has not been forwarded to CCL for approval.

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

Dividends on the Class A Preference Stocks were $44,653 in three months ended March 30, 2004 and $51,308 in 2002. They remained unpaid and are in arrears at year-end. The Class A Preference Stock do not have any voting rights. As of March 30, 2004, 2,237 Class A Preference Stock remained outstanding.

In 1997, the Company issued Series A and Series B Convertible Preference Stocks of the Company's Class B Preferred Stock. The Class B Series A and Series B Preference Stock are convertible into stock of Common Stock. As of December 31, 2002, all Series A Convertible Preference Stock of the Company's Class B Preferred Stock as well as cumulative dividends related thereto have been converted into common Stocks.

Dividends are cumulative and may be paid, at the option of the Company and with prior notice, in additional stocks of Common Stock at an annual dividend rate of 8%.

On April 30,1997, the Company entered into a Consulting agreement with James P. Grymyr, whereby he would provide consulting services to the Company from time to time, as requested by the Company. Under the terms of this agreement, the Company issued 586,077 stocks of Common Stock to Mr. Grymyr as consideration for all such consulting services, both past and future. During March 2001, Mr. Grymyr informed the Company that he did not provide any consulting services to the Company. Furthermore, he indicated that the agreement was never operational. A review of the Company's records, and conversations with previous management did not reveal any evidence to the contrary. Therefore, Mr. Grymyr offered to annual the Consulting Agreement and return the shares to the Company for cancellation. The Company accepted this offer under the terms of the Annulment Agreement dated June 20, 2001. Mr. Grymyr has completed his undertakings as stated in the Annulment Agreement. The Company is in the process of completing the cancellation of the 586,077 common shares.

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

NOTE 7            CONTINGENCIES

Mr. Laurence Geller was Chairman of the Board of Directors of the Company from September 30, 1996 until February 23,1999. The annual compensation of the Chairman of the Board was set at $100,000 and is not payable until the Company generates sufficient cash flows from operations. The amount payable of $133,000 has been accrued in the accounts payable; however, management continues to dispute payment.

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

On January 13, 1998, the Company completed the acquisition of all of the outstanding stock of Inflight Interactive Limited ("IIL") in exchange for 500,000 shares of the Company's Common Stock. IIL is a U.K. developer and provider of amusement games to the airline industry. CCL currently operates the "IIL" games under the name Sky Play. As of September 30, 2003, Sky Play games are currently installed and operating on Air China, Cathay Pacific, Emirates Air, Japan Air Lines, and Sri Lankan Airways.

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

At the Annual General Meeting of shareholders held on September 19, 2000, shareholders voted in favour of the following resolutions: (i) change the name of the Company to "Creator Capital Limited" ("CCL"); (ii) increase the Company's authorized shares to 105,003,000 and its authorized share capital to US$1,050,030.00; (iii) give the Board of Directors the discretion to effect a consolidation of the Company's authorized share capital and outstanding shares by up to 10 to 1 (which would decrease the authorized shares and authorized share capital and increase the par value of its shares by the selected ratio), and, also in its discretion, subsequently to decrease the par value of the Company's Common Stock to $.001 per share and increase the Company's authorized shares to 105,003,000.

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

As of August, 2003, CCL had not yet received any funds under the agreements with TWC and LJA. Therefore, upon detailed re-evaluation and analysis all parties mutually agreed to amend the original agreements. On September 1, 2003, CCL amended these two agreements as described below:

The Original agreement with TWC required a total investment of US$180,050.00 (HK$1,500,000) and the issuance of 1,500,000 C CL common shares to TWC. To date, CCL has funded US$115,030.00, but has not issued any common shares. Initially, both TWC and Beacon Hill Enterprises Ltd. ("BHE") agreed that TWC's 70% ownership in Beacon Hill would be reduced to 49% (due to the partial completion of the original funding of US$180,050.00). The agreement was then finalized as a Licensing arrangement, whereby the US$115,030.00 advanced was deemed to be a one-time, full payment of the license fee to allow TWC to sell lottery tickets through a dedicated website www.worldwidelotteries-china.com. The 1,500,000 CCL common shares will not be issued as a part of the amended arrangement.

The original agreement with LJA required CCL to issue 500,000 CCL common shares in exchange for 80% of LJA's business profits generated from its seven sales locations within Guangdong Province in the People's Republic of China. As of September 1, 2003, CCL had not received any funds from LJA, nor had CCL issued the 500,000 common shares. This agreement was cancelled on September 1, 2003.

As of December 31, 2003,. CCL has completed the development of the website (www.worldwidelotteries-china.com) which is directed towards the international marketing and sales of the Soccer Betting Lottery. During the 3rd Quarter 2003, approval was obtained and an agreement was reached with a Credit Card Payment processing provider. Subsequently, the provided was unable to provide the required services due to an internal issue. In the 4th Quarter 2003, agreement was reached with NEteller to provide payment processing services.

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

Results of Operations

Three Months Ended March 31, 2004 and 2003

Revenue consists of fees generated from the rental of the Sky Play PC based amusement games to the Airline Industry. They are utilized by airline clients to provide inflight entertainment on their airlines. Operations revenue for the three months ended March 31, 2004 was $43,210 compared to $44,065 for March 31, 2003.

General and administrative expense was $34,346 in the 2004 period and $26,572 in the 2003 period.

Consulting and contract labor expenses remained at $10,500.

The Arbitration Process (See Legal Proceedings above) resulted in legal expenses of $40,027 during the Quarter.

Depreciation and amortization expenses increased from $1,236 to $3501.

Net loss before preferred stock dividends of $44,858 for the three months ended March 31, 2004 compared to a net loss of $9,857 for the three months ended March 31, 2003 reflects the significant decrease in revenues along with the continuing efforts of management to contain expenses, along with the significant decrease in the depreciation and amortization expenses.

Liquidity and Capital Resources

At March 31, 2004, the Company had a working capital deficit of $1,358,747. The accruing preferred share dividends payable contributed substantially to this deficit. The Company had negative cash flow from operations during the three months ended March 31, 2004 It has been sufficient to provide the necessary funds for marketing, for continued development of the Company's products but not adequate to fund payment of the Company's dividend obligations on outstanding preference shares. The Company negotiated a restructuring and reduction of certain amounts owed to two of its largest creditors and to a best efforts deferred payment plan on these obligations.

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

16

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

CREATOR CAPITAL LIMITED

Dated: May 13, 2004	By: Deborah Fortescue-Merrin __________________________________________ Deborah Fortescue-Merrin Chairman and President

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE	TITLE	DATE

/s/ Michael L Bartlett Michael L. Bartlett /s/ Anthony P. Clements Anthony P. Clements /s/ Deborah Fortescue-Merrin Deborah Fortescue-Merrin /s/ Anastasia Kostoff-Mann Anastasia Kostoff-Mann	Director Director Chairman, President and Director Vice President and Director	May 13, 2004 May 13, 2004 May 13, 2004 May 13, 2004

17

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

Date: May 13, 2004

/s/ Deborah Fortescue-Merrin
Deborah Fortescue-Merrin
President & C.E.O.

18

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Creator Capital Limited (the "Company") on Form 10-Q for the period ending March 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Deborah Fortescue-Merrin, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1)   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Deborah Fortescue-Merrin
--------------------------------------------------
Deborah Fortescue-Merrin
Chief Executive Officer
May 13, 2004

19