Form 10-Q
period 2004-06-30
CREATOR CAPITAL LTD
filed 2004-08-16
CIK 882537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004 or

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

The registrant had 90,424,191 shares of common stock outstanding as of June 30, 2004.

CREATOR CAPITAL LIMITED

INDEX
PART I	FINANCIAL INFORMATION	PAGE

Item 1 Item 2

Consolidated Financial Statements

Consolidated Balance Sheets - June 30, 2004 and December 31, 2003

Consolidated Statements of Operations - Six Months ended June 30, 2004 and June 30, 2003

Consolidated Statements of Operations - Six Months ended June 30, 2004 and
June 30, 2003

Consolidated Statements of Cash Flows - Six Months ended June 30, 2004 and June 30, 2003

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

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
ASSETS
	June 30 2003	June 30, 2004	December 31, 2003
Current Assets
Cash and cash equivalents Accounts and notes receivable Prepaid expenses Total current assets	$ 101,061 41,375 51,068 193,504	$ 34,460 35,500 51,172 121,132	$ 40, 817 54,500 46,167 141,484

Furniture, fixtures and equipment, at cost Less: accumulated depreciation Furniture, fixtures and equipment, net	493,968 (452,602) 41,366	516,948 (460,585) 56,363	535,679 (472,315) 63,364

Advance to China Investments Total assets	115,030 $ 349,900	115,030 $ 292,525	115,030 $ 319,878
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accrued Dividends Accounts payable and accrued expenses Notes Payable, Current Liabilities Total current liabilities Notes Payable, Long Term	1,035,476 195,751 18,000 1,249,227 66,322 1,315,549	1,241,395 192,454 18,000 1,451,849 66,322 1,518,171	1,160,538 229,576 18,000 1,408,114 66,322 1,474,436
Shareholders' equity
Class A preferred shares, $0.01 par value, authorized
- 3,000 shares, outstanding - 2,237 shares	22	22	22
Class B preferred shares, $0.01 par value, authorized
- 5,000,000shares	-	-	-
Common shares, $0.01 par value authorized - 100,000,000
shares; outstanding 90,424,191 and 87,782,611 shares Additional paid-in-capital Accumulated deficit	873,027 65 ,405,997 (67,244,695) (965,649)	873,027 65,405,998 (67,504,693) (1,225,646)	873,027 65,405,998 (67,433,605) (1,154,558)
Total liabilities and shareholders' equity	$ 349,900	$ 292,525	$ 319,878

CREATOR CAPITAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004

Revenue	$ 44,250	$ 28,185	$ 87,460	$ 72,750
Operating Expenses
Depreciation and amortization Consulting and contract labor General and administrative Legal Marketing Sky Play Management	1,236 10,500 27,344 2,568 844 -- $ 42,492	3,501 10,500 20,995 4,429 1,129 2,400 $ 42,954	2,472 21,000 65,981 4,196 1,988 -- $ 95,637	7,001 21,000 56,089 44,457 1,129 8,135 $ 137,811
Other (Income) and Expense Expense Recoveries Interest income Net Income (loss)	-- (67) $ 1,825	86,144 1 $ 71,376	-- (146) ($ 8,031)	93,822 9 $ 28,770

BASIC AND DILUTED LOSS PER SHARE Numerator for basic and diluted loss per share:
Net Income (loss) Preferred stock dividends Gain (loss) to common shareholders	1,825 (51,308) ($ 49,483)	71,376 (50,205) $ 21,171	(8,031) (102,616) (110,647)	28,770 (99,858) ($ 71,088)

Denominator for basic and diluted loss per share: Weighted average shares outstanding	90,424,191	90,424,191	90,424,191	90,424,191

Net loss per share	$ 0.0005	$ 0.0002	$ 0.001	$ 0.0008

CREATOR CAPITAL LIMITED AND SUBSIDIARIES STATEMENTS OF CASH FLOW (UNAUDITED)

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2004
OPERATING ACTIVITIES

    Net Loss
Reconciliation of net loss to net cash used in operating activities:
    Depreciation and amortization
    Other
    Changes in assets/liabilities: (excluding effect of acquisition)
        Accounts receivable
        Prepaid expenses
        Accounts payable and accrued expenses
            Net cash provided by (used in) operating activities

	$ (110,647) (16,259) 9,420 (4,901) 31,209 (91,178)	$ 28,770 7,001 19,000 (5,005) 43,775 (93,501)
INVESTING ACTIVITIES
Website (Purchases) sales of property and equipment Net cash provided by (used in) investing activities	(16,308) 17,901 1,593	- - --

FINANCING ACTIVITIES
Conversion of preferred shares to common shares Payment of preferred stock dividends Notes payable Net cash provided by (used in) financing activities	-- 51,308 -- 51,308	-- (99,858) -- (99,858)

Net increase (decrease) in cash Cash, beginning of period Cash, end of period	(38,277) 139,338 $ 101,061	(6,357) 40,817 $ 34,460

CREATOR CAPITAL LIMITED AND SUBSIDIARIES
Consolidated Statement of Shareholders' Equity (Deficit)
For the Six Months Ended June 30, 2004

	June 30, 2003	June 30, 2004	December 31, 2003
Balance, December 31, 2003 Current Period's Accruing Preferred Stock Dividends Balance, end of Period	($ 69,134,048) (8,031) (102,616) ($ 67,244,695)	($ 67,433,605) 28,770 (99,858) $ 67,504,693)	($ 67,139,048) (98,187) (201,370) ($ 67,433,605)

CREATOR CAPITAL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments as of June 30, 2004 and December 31, 2003 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange.

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

As at June 30, 2004, the website content and design has not been forwarded to CCL for approval.

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

Dividends on the Class A Preference Stocks were $99,858 for the six months ended June 30, 2004 and $102,616 in 2003. They remained unpaid and are in arrears at year-end. The Class A Preference Stock do not have any voting rights. As of June 30, 2004, 2,237 Class A Preference Stock remained outstanding.

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

Through to June 30, 2004, CCL's principal activities have continued to focus on those outlined for December 31, 2001; 1) the continued assessment on of the Sky Games Inflight Gaming Software. 2) the ongoing management and support of the Sky Play business, despite the worldwide airline economic downturn. CCL's Sky Play revenues have decreased from US$561,000 for 2001 to US$326,162 for 2002. 3) final development and testing of www.worldwidelotteries-china.com to resell tickets for the China Soccer Betting Lottery.

Results of Operations

Six Months Ended June 30, 2004 and 2003

Revenue consists of fees generated from the rental of the Sky Play PC based amusement games to the Airline Industry. They are utilized by airline clients to provide inflight entertainment on their airlines. Operations revenue for the six months ended June 30, 2004 was $72,750 compared to $87,460 for June 30, 2003.

General and administrative expense was $65,981 in the 2003 period and $56,089 in the 2004 period.

Consulting and contract labor expenses remained at $21,000.

The Arbitration Process (See Legal Proceedings above) resulted in legal expenses of $44,457 during the Quarter.

Depreciation and amortization expenses increased from $2,472 to $7,001.

Net gain before preferred stock dividends of $28,770 for the three months ended June 30, 2004 compared to a net loss of $8,031 for the six months ended June 30, 2003 reflects the significant decrease in revenues along with the continuing efforts of management to contain expenses, along with the significant decrease in the depreciation and amortization expenses.

Liquidity and Capital Resources

At June 30, 2004, the Company had a working capital deficit of $1,330,717. The accruing preferred share dividends payable contributed substantially to this deficit. The Company had negative cash flow from operations during the six months ended June 30, 2004. It has been sufficient to provide the necessary funds for marketing, for continued development of the Company's products but not adequate to fund payment of the Company's dividend obligations on outstanding preference shares. The Company negotiated a restructuring and reduction of certain amounts owed to two of its largest creditors and to a best efforts deferred payment plan on these obligations.

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

CREATOR CAPITAL LIMITED

Dated: August 11, 2004	By: Deborah Fortescue-Merrin __________________________________________ Deborah Fortescue-Merrin Chairman and President

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE	TITLE	DATE

/s/ Michael L Bartlett Michael L. Bartlett /s/ Anthony P. Clements Anthony P. Clements /s/ Deborah Fortescue-Merrin Deborah Fortescue-Merrin /s/ Anastasia Kostoff-Mann Anastasia Kostoff-Mann	Director Director Chairman, President and Director Vice President and Director	August 11, 2004 August 11, 2004 August 11, 2004 August 11, 2004

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

Date: August 11, 2004

/s/ Deborah Fortescue-Merrin
Deborah Fortescue-Merrin
President & C.E.O.

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Creator Capital Limited (the "Company") on Form 10-Q for the period ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Deborah Fortescue-Merrin, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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
August 11, 2004

<end>