Form 10-Q
period 2004-09-30
CREATOR CAPITAL LTD
filed 2004-11-15
CIK 882537

OMB APPROVAL
OMB Number: 3235-0116
Expires: August 31, 2005
Estimated average burden
hours per response: 6.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES      EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]  No [  ]

The registrant had 90,795,037 shares of common stock outstanding as of September 30, 2004.

_______________________________________________________________________________________________________________________________________________

CREATOR CAPITAL LIMITED

INDEX
PART I	FINANCIAL INFORMATION	PAGE

Item 1 Item 2

Consolidated Financial Statements

Consolidated Balance Sheets - September 30, 2004 and December 31, 2003

Consolidated Statements of Operations - Nine Months ended September 30, 2004 and September 30, 2003

Consolidated Statements of Operations - Nine Months ended September 30, 2004 and September 30, 2003

Consolidated Statements of Cash Flows - Nine Months ended September 30, 2004 and September 30, 2003

Consolidated Statement of Shareholders' Equity (Deficit)

Notes to Consolidated Financial Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations

3 4 4 5 6 7 13

PART II. OTHER INFORMATION
Certification	18

_______________________________________________________________________________________________________________________________________________

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CREATOR CAPITAL LIMITED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS For the Nine Months Ended September 30, 2004 (with comparative figures to September 30, 2003 and December 31, 2003 (UNAUDITED)
A S S E T S
	September 30, 2003	September 30, 2004	December 31, 2003
Current Assets
Cash and cash equivalents Accounts and notes receivable Prepaid expenses Total current assets	$ 50,855 57,765 51,068 159,688	$ 47,751 35,000 49,011 131,762	$ 40,817 54,500 46,167 141,484

Furniture, fixtures and equipment Website investment Total assets	17,268 158,173 $ 335,129	631 167,262 $ 299,655	1,914 176,480 $ 319,878
L I A B I L I T I E S
Current liabilities
Accrued Dividends Accounts payable and accrued expenses Notes Payable Total current liabilities Notes Payable, Long Term	1,122,282 168,927 18,000 1,309,209 66,322 $ 1,375,531	1,292,151 193,162 30,000 1,515,313 66,322 $ 1,581,635	1,160,538 229,576 18,000 1,408,114 66,322 $ 1,474,436
SHAREHOLDERS' EQUITY
Class A preferred shares, $0.01 par value,
Authorized: 3,000 shares; Issued: 2,237 shares	22	22	22
Class B preferred shares, $0.01 par value,
Authorized: 5,000,000 shares; Issued:	0	0	0
Authorized: 100,000,000 shares Issued: 90,424,191 and 87,782,611 shares Additional paid-in-capital Accumulated deficit	873,027 65 ,405,998 (67,319,449) 1,040,402	873,027 65,405,998 (67,561,027) (1,281,980)	873,027 65,405,998 (67,433,605) (1,154,558)
Total liabilities and shareholders' equity	$ 335,129	$ 299,655	$ 319,878
APPROVED ON BEHALF OF THE BOARD: Deborah Fortescue-Merrin Deborah Fortescue-Merrin	Michael Bartlett Michael BARTLETT

Page 3___________________________________________________________________________________________________________________________________________________________________

CREATOR CAPITAL LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS For the Nine Months Ended September 30, 2004 ( with comparative figures to September 30, 2003 ) (UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004

Revenue	$ 38,600	$ 40,000	$ 126,060	$ 114,250
Operating Expenses
Amortization and depreciation Consulting and contract labor General and administrative Legal Marketing Sky Play technical support	1,236 10,500 25,401 20,631 6,095 1,504 65,367 $ (26,767)	3,501 10,500 22,759 476 8,858 -- 46,094 $ (6,094)	3,708 31,500 84,048 24,827 8,083 8,838 161,004 $ (34,944)	10,502 31,500 85,828 43,932 10,017 8,135 189,914 $ (75,664)
Other: Expense recoveries Interest income Net Income (loss)	-- 11 11 $ (26,756)	5,000 26 5,026 $ (1,068)	-- 157 157 $ (34,787)	98,822 34 98,856 $ 23,192

BASIC AND DILUTED LOSS PER SHARE Numerator for basic and diluted loss per share:
Net Income (loss) Preferred stock dividends Gain (loss) to common shareholders	(26,756) (50,756) $ (77,512)	(1,068) (50,756) $ (51,524)	(34,787) (150,614) $ (185,401)	23,192 (150,614) $ (127,422)

Denominator for basic and diluted loss per share: Weighted average shares outstanding	90,424,191	90,424,191	90,424,191	90,424,191

Net loss per share	$ (0.0009)	$ (0.0006)	$ (0.0021)	$ (0.0014)

Page 4________________________________________________________________________________________________________________
CREATOR CAPITAL LIMITED AND SUBSIDIARIES STATEMENT OF CHANGES IN FINANCIAL POSITION For the Nine Months Ended September 30, 2004 (with comparative figures to September 30, 2003 (UNAUDITED)

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2004
CASH PROVIDED (USED) BY: OPERATING ACTIVITIES

    Activity for the period:
    Changes in non-cash working capital balances:
        Depreciation and amortization
        Accounts receivable
        Prepaid expenses
        Accounts payable and accrued expenses
            Net cash provided by (used in) operating activities

	$ (185,401) 3,708 (6,970) (4,901) 4,386 (189,178)	$ (127,422) 10,501 19,500 (2,844) (36,414 (136,679)
INVESTING ACTIVITIES
Investment Website (Purchases) sales of property and equipment Net cash provided by (used in) investing activities	-- (43,143) 5,724 (37,419)	-- -- -- --
FINANCING ACTIVITIES
Notes Payable Payment of preferred stock dividends Net cash provided by (used in) financing activities	-- 138,114 138,114	12,000 131,613 143,613
Net increase (decrease) in cash Cash, beginning of period Cash, end of period	(88,483) 139,338 $ 50,855	6,934 40,817 $ 47,751

Page 5_____________________________________________________________________________________________________________________________________________________________________

CREATOR CAPITAL LIMITED AND SUBSIDIARIES
Consolidated Statement of Accumulated Deficit
For the Nine Months Ended September 30, 2004
(with comparative figures to September 30, 2003 and December 31, 2003
(UNAUDITED)

	September 30, 2003	September 30, 2004	December 31, 2003
Balance, Beginning of Period Current Period's Activities: Net Income Preferred Stock Dividends Balance, End of Period	$ (67,134,048) (34,787) (150,614) $ (67,319,449)	$ (67,433,605) 23,192 (150,614) $ (67,561,027)	$ (67,733,162) (98,187) (201,370) $ (67,433,605)

Page 6_____________________________________________________________________________________________________________________________________________________________________

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

Page 7______________________________________________________________________________________________________________________________________________________________________

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Sky Games International Corp. (a Nevada, USA corporation), Creator Island Equities Inc. (a British Columbia, Canada corporation), Trade Watch Consultants Ltd. (a British Virgin Islands corporation). The subsidiary companies are inactive and all material inter-company transactions have been eliminated in consolidation.

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

As at September 30, 2004, the website content and design has not been forwarded to CCL for approval. Whereas APG has not effected steps to activate the services under this Agreement, CCL has deemed the Agreement in default and has withdrawn .

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

Page 13_________________________________________________________________________________________________________________________________________________________________________________________

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

On September 19, 2003, CCL's wholly owned subsidiary, Trade Watch Consultants Ltd. ("TWC") of the British Virgin Islands, entered into a Licensing Agreement with Action Poker Gaming Inc. ("APG"), a wholly owned subsidiary of Las Vegas From Home.com Entertainment. The agreement provides for the development and operation of various multi-player poker games, which include but are not limited to, Chinese Poker, Big2, Texas Hold'em, Seven Card Stud, Seven Card Hi/Lo, Five Card Stud, Omaha, Omaha Hi/Lo, Single Table Texas Hold'em Tournaments etc. This gaming destination may be accessed through TWC's www.worldwidegaming-asia.com. A percentage of gaming revenue realized from the website is payable to Action Poker Gaming Inc. on a monthly basis. Whereas APG has not effected steps to activate the services under this Agreement, CCL has deemed the Agreement in default and has withdrawn.

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

During July, 2004 Air China informed the Company it is replacing the SkyPlay games with those provided by the manufacturer of the upgraded IFE systems they are installing on their fleet.

Results of Operations

Nine Months Ended September 30, 2004 and 2003

Revenue consists of fees generated from the rental of the Sky Play PC based amusement games to the Airline Industry. They are utilized by airline clients to provide inflight entertainment on their airlines. Operations revenue for the nine months ended September 30, 2004 was 114,250 compared to $126,060 for September 30, 2004.

General and administrative expense was $84,046 in the 2003 period and $85,823 in the 2004 period.

Consulting and contract labor expenses remained at $31,500.

Product marketing increased from $8,083 to $10,017.

The Arbitration Process (See Legal Proceedings above) resulted in legal expenses of $43,932 during the Period.

Depreciation and amortization expenses increased from $3,708 to $10,502.

Net gain before preferred stock dividends of $23,192 for the nine months ended September 30, 2004 compared to a net loss of $1,068 for the nine months ended September 30, 2003 reflects the legal expenses recoveries..

Liquidity and Capital Resources

At June 30, 2004, the Company had a working capital deficit of $1,266,630. The accruing preferred share dividends payable contributed substantially to this deficit. The Company had negative cash flow from operations during the nine months ended September 30, 2004. It has been sufficient to provide the necessary funds for marketing, for continued development of the Company's products but not adequate to fund payment of the Company's dividend obligations on outstanding preference shares. The Company negotiated a restructuring and reduction of certain amounts owed to two of its largest creditors and to a best efforts deferred payment plan on these obligations.

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

_________________________________________________________________________________________________________________________________________________________________________________________________

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

CREATOR CAPITAL LIMITED

Dated: October 25, 2004	By: Deborah Fortescue-Merrin __________________________________________ Deborah Fortescue-Merrin Chairman and President

______________________________________________________________________________________________________________________________________________________________________________

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE	TITLE	DATE

/s/ Michael L Bartlett Michael L. Bartlett /s/ Anthony P. Clements Anthony P. Clements /s/ Deborah Fortescue-Merrin Deborah Fortescue-Merrin /s/ Anastasia Kostoff-Mann Anastasia Kostoff-Mann	Director Director Chairman, President and Director Vice President and Director	October 25, 2004 October 25, 2004 October 25, 2004 October 25, 2004

___________________________________________________________________________________________________________________________________________________________________________________________

EXHIBIT 31.1

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

Date: October 25, 2004

/s/ Deborah Fortescue-Merrin
Deborah Fortescue-Merrin
President & C.E.O.

Page 18_____________________________________________________________________________________________________________________________________________________________________________________

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Creator Capital Limited (the "Company") on Form 10-Q for the period ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Deborah Fortescue-Merrin, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1)   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Deborah Fortescue-Merrin
---------------------------------------------------------------------------
Deborah Fortescue-Merrin
Chief Executive Officer
October 25, 2004

____________________________________________________________________________________________________________________________________________________________________________________________

<end>