Form 10-Q/A
period 2004-09-30
CREATOR CAPITAL LTD
filed 2005-08-30
CIK 882537

OMB APPROVAL
OMB Number: 3235-0070 Expires: January 31, 2008 Estimated average burden hours per response . . 192.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

Or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________

Commission file number:  0-22622

CREATOR CAPITAL LIMITED

(Exact name of registrant as specified in its charter)

BERMUDA	98-0170199
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Cedar House, 41 Cedar Street

Hamilton HM 12, Bermuda

(Address of principal executive offices)

(604) 947-2555

(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]  No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). .

    Yes [  ]  No [  ]

The registrant had 90,795,037 shares of common stock outstanding as of September 30, 2004.

CREATOR CAPITAL LIMITED

FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

U.S. Dollars

NOT REVIEWED

NOTICE TO READER

These are Unaudited Consolidated Financial Statements cover the Third Financial Quarter, September 30, 2004.  They have been prepared by Company Management in accordance with the Canadian generally accepted accounting principals, consistent with previous Quarters and Years.  These Unaudited Consolidated Financial Statements should be read in conjunction with the year end Audited Consolidated Financial Statements for December 31, 2003.

These Financial Statements have not been reviewed by an accounting firm registered with the Public Company Accounting Oversight Board (PCAOB), and n accordance with SAS100.

Creator Capital Limited
Quarterly Financial Report – Amended Report

September 30, 2004

CREATOR CAPITAL LIMITED INDEX

PART I	FINANCIAL INFORMATION	PAGE

Item 1 Item 2

Consolidated Financial Statements

Consolidated Balance Sheets - September 30, 2004 and December 31, 2003

Consolidated Statements of Operations - Nine Months ended September 30, 2004 and September 30, 2003

Consolidated Statements of Changes in Financial Position - Nine Months ended September 30, 2004 and September 30, 2003

Consolidated Statements of Accumulated Deficit - Nine Months ended September 30, 2004 and September 30, 2003

Notes to Consolidated Financial Statements

Management's Discussion and Analysis of Financial Condition and
Results of Operations

4 5 6 7 8 13

PART II

OTHER INFORMATION

Certification	19

Creator Capital Limited
Quarterly Financial Report – Amended Report

September 30, 2004

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

CREATOR CAPITAL LIMITED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS For the Nine Months Ended September 30, 2004 (with comparative figures to September 30, 2003 and December 31, 2003 (NOT REVIEWED)

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

Creator Capital Limited
Quarterly Financial Report – Amended Report

September 30, 2004

CREATOR CAPITAL LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS For the Nine Months Ended September 30, 2004 ( with comparative figures to September 30, 2003 ) (NOT REVIEWED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004

Revenue	$ 38,600	$ 40,000	$ 126,060	$ 114,250
Operating Expenses
Amortization and depreciation Consulting and contract labor General and administrative Legal Marketing Sky Play technical support	1,236 10,500 25,401 20,631 6,095 1,504 65,367 $ (26,767)	3,501 10,500 22,759 476 8,858 0 46,094 $ (6,094)	3,708 31,500 84,048 24,827 8,083 8,838 161,004 $ (34,944)	10,502 31,500 85,828 43,932 10,017 8,135 189,914 $ (75,664)
Other: Expense recoveries Interest income Net Income (loss)	0 11 11 $ (26,756)	5,000 26 5,026 $ (1,068)	0 157 157 $ (34,787)	98,822 34 98,856 $ 23,192

BASIC AND DILUTED LOSS PER SHARE Numerator for basic and diluted loss per share:
Net Income (loss) Preferred stock dividends Gain (loss) to common shareholders	(26,756) (50,756) $ (77,512)	(1,068) (50,756) $ (51,524)	(34,787) (150,614) $ (185,401)	23,192 (150,614) $ (127,422)

Denominator for basic and diluted loss per share: Weighted average shares outstanding	90,424,191	90,424,191	90,424,191	90,424,191

Net loss per share	$ (0.0009)	$ (0.0006)	$ (0.0021)	$ (0.0014)

Creator Capital Limited
Quarterly Financial Report – Amended Report

September 30, 2004

CREATOR CAPITAL LIMITED AND SUBSIDIARIES STATEMENT OF CHANGES IN FINANCIAL POSITION For the Nine Months Ended September 30, 2004 (with comparative figures to September 30, 2003 (NOT REVIEWED)

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2004
CASH PROVIDED (USED) BY: OPERATING ACTIVITIES

    Activity for the period:
    Changes in non-cash working capital balances:
        Depreciation and amortization
        Accounts receivable
        Prepaid expenses
        Accounts payable and accrued expenses
            Net cash provided by (used in) operating activities

	$ (185,401) 3,708 (6,970) (4,901) 4,386 (189,178)	$ (127,422) 10,501 19,500 (2,844) (36,414) (136,679)
INVESTING ACTIVITIES
Investment Website (Purchases) sales of property and equipment Net cash provided by (used in) investing activities	-- (43,143) 5,724 (37,419)	-- -- -- --
FINANCING ACTIVITIES
Notes Payable Payment of preferred stock dividends Net cash provided by (used in) financing activities	-- 138,114 138,114	12,000 131,613 143,613
Net increase (decrease) in cash Cash, beginning of period Cash, end of period	(88,483) 139,338 $ 50,855	6,934 40,817 $ 47,751

Creator Capital Limited
Quarterly Financial Report – Amended Report

September 30, 2004

CREATOR CAPITAL LIMITED AND SUBSIDIARIES
Consolidated Statement of Accumulated Deficit
For the Nine Months Ended September 30, 2004
(with comparative figures to September 30, 2003 and December 31, 2003
(NOT REVIEWED)

	September 30, 2003	September 30, 2004	December 31, 2003
Balance, Beginning of Period Current Period’s Activities: Net Income Preferred Stock Dividends Balance, End of Period	$ (67,134,048) (34,787) (150,614) $ (67,319,449)	$ (67,433,605) 23,192 (150,614) $ (67,561,027)	$ (67,733,162) (98,187) (201,370) $ (67,433,605)

Creator Capital Limited
Quarterly Financial Report – Amended Report

September 30, 2004

CREATOR CAPITAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

NATURE AND CONTINUANCE OF OPERATIONS

The Company is a Bermuda exempted company, which, in June 1997, changed its name from Sky Games International Ltd. ("SGI") to Interactive Entertainment Limited and on September 27, 2000 changed its name to Creator Capital Limited.  The Company provides inflight gaming and entertainment software and services by developing, implementing and operating or licensing computerized video gaming and other entertainment software on, but not limited to the aircraft of international commercial air carriers.  Gaming software was marketed using the name Sky Games™, and the entertainment software is marketed using the name Sky Play.

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

Creator Capital Limited
Quarterly Financial Report – Amended Report

September 30, 2004

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

Creator Capital Limited
Quarterly Financial Report – Amended Report

September 30, 2004

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

Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables. “ EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets.  The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into fiscal periods beginning after June 15, 2003.  The adoption of EITF 00-21 is not anticipated to have a material effect on the Company’s financial position, results of operations, or cash flows.

In December 2002, the Financial Accounting Standards Board (FASB) Issued Statement of Financial Accounting Standards No.148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148).  SFAS 148 amends SFAS 123 “Accounting for Stock-Based Compensation, “to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the reported results.  The transition guidance and annual disclosure requirements are effective for fiscal years ending after December 15, 2002.  The Company will continue to account for stock-based compensation under the provision of Accounting Principle Bond Opinion No. 25 “Accounting for Stock Issued to Employees” using the “intrinsic value” method.  Accordingly, the adoption of SFAS 148 is not anticipated to have a material effect on the Company’s financial position, results of operations, or cash flows.

Creator Capital Limited
Quarterly Financial Report – Amended Report

September 30, 2004

Statement of Financial Accounting Standards (SFAS) No.146,”Accounting for Costs Associated with Exit or Disposal Activities “ ( SFAS No.146), requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan.  SFAS 146 replaces Emerging Issues Task Force (EITF) Issue No. 94-3, “ Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”   The provisions of SFAS NO.146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The effect of adoption of SFAS No.146 is dependent on the Company’s related activities subsequent to the date of adoption.

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No.45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee.  FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued.  The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002.  The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of FIN 45 is not anticipated to have a material effect on the Company’s financial position, results of operations, or cash flows.

NOTE 3

INVESTMENT – CHINA LOTTERIES

On September 22, 2001, the Company entered into an investment agreement with Trade Watch Consultants Limited, (formerly Asset China Investments Ltd.) (“TWC”).  Trade Watch holds 70% of the outstanding shares of Beacon Hill Enterprises Ltd.  Beacon Hill holds the license for and operates one of two major Soccer Betting Lottery locations in Guangzhou City, Guangdong Province, People’s Republic of China.  In exchange for 1,500,000 shares of the Company’s common stock, and an investment of up to HK$1,500,000 (US$180,050), the Company will receive 80% of the proceeds of the business profits that will be generated from Trade Watch’s sports betting and lottery assets.  To date, the Company has forwarded HK$955,000 (US$115,030).   As at September 30, 2003 no earnings have been recorded as this project is in its initial stages of operation and no business profits have been earned to date.

On November 1, 2001, the Company entered into an investment agreement with Lee John Associates (“LJA”).  Lee John is engaged in the business of owning the licenses for and operating several lottery locations in Guangzhou City, Guangdong Province, Peoples’ Republic of China.  In exchange for 500,000 shares of the Company’s common stock, the Company shall receive 80% of the proceeds of the business profits that will be generated from LJA’s Lottery businesses. As at September 30, 2003 no earnings had been recorded as this project is in its initial stages of operation and no business profits have been earned.

As of August, 2003, CCL had not received any funds under the agreements with TWC and LJA.  Therefore, upon detailed re-evaluation and analysis all parties mutually agreed to amend the original agreements.  On September 1, 2003, CCL amended these agreements as described below:

Creator Capital Limited
Quarterly Financial Report – Amended Report

September 30, 2004

The original agreement with TWC required a total investment of US$180,050.00 HK$1,5000,000.00) and the issuance of 1,500,000 CCL common shares to TWC.  To date, CCL has funded US$115, 030.00 but has not issued any common shares.  Initially, both TWC and Beacon Hill Enterprises Ltd. (“BHE) agreed that TWC’s 70% ownership in BHE would be reduced to 49% (due to the partial completion of the original funding of US$180,050.00).  The agreement was then finalized as a Licensing arrangement, whereby the US$115,030.00 advanced was deemed to be a one-time, full payment of the license fee to allow TWC to sell lottery tickets through a dedicated website www.worldwidelotteries-china.com.  The 1,500,000 CCL common shares will not be issued as a part of the arrangement.

The original agreement with LJA required CCL is issue 500,000 CCL common shares in exchange for 80% of LJA’s business profits generated from its even sales locations within Guangdong Province in the People’s Republic of China.  As of September 1, 2003, CCL had not received any funds from LJA, nor had CCL issued the 500,000 common shares.  This agreement was cancelled on September 1, 2003.

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

NOTE 4

LICENSING AGREEMENT - ONLINE GAMING BUSINESS

On September 19, 2003, CCL’s wholly owned subsidiary, Trade Watch Consultants Ltd. (“TWC”) of the British Virgin Islands, entered into a Licensing Agreement with Action Poker Gaming Inc. (“APG”), a wholly owned subsidiary of Las Vegas From Home.com Entertainment.  APG provides Internet Gaming Software designed for the on-line gaming industry.  APG specializes in multi-player interactive poker games.  CCL’s site www.worldwidegaming-asia.com will feature Asian Themed games such as “Chinese Poker”, “Pan” and “Big 2”.

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

Creator Capital Limited
Quarterly Financial Report – Amended Report

September 30, 2004

In 1997, the Company issued Series A and Series B Convertible Preference Stocks of the Company's Class B Preferred Stock. The Class B Series A and Series B Preference Stock are convertible into stock of Common Stock.  As of December 31, 2002, all Series A Convertible Preference Stock of the Company’s Class B Preferred Stock as well as cumulative dividends related thereto have been converted into common Stocks.

Dividends are cumulative and may be paid, at the option of the Company and with prior notice, in additional stocks of Common Stock at an annual dividend rate of 8%.

On April 30,1997, the Company entered into a Consulting agreement with James P. Grymyr, whereby he would provide consulting services to the Company from time to time, as requested by the Company.  Under the terms of this agreement, the Company issued 586,077 stocks of Common Stock to Mr. Grymyr as consideration for all such consulting services, both past and future.  During March 2001, Mr. Grymyr informed the Company that he did not provide any consulting services to the Company.  Furthermore, he indicated that the agreement was never operational.  A review of the Company’s records, and conversations with previous management did not reveal any evidence to the contrary.  Therefore, Mr. Grymyr offered to annual the Consulting Agreement and return the shares to the Company for cancellation.  The Company accepted this offer under the terms of the Annulment Agreement dated June 20, 2001.  Mr. Grymyr has completed his undertakings as stated in the Annulment Agreement.  The Company is in the process of completing the cancellation of the 586,077 common shares.

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

Creator Capital Limited
Quarterly Financial Report – Amended Report

September 30, 2004

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

On September 22, 2001, the Company entered into an Investment agreement with Trade Watch Consultants Ltd. (“Trade Watch”)(formerly Asset China Investments Ltd.).  Trade Watch holds 70% of the outstanding shares of Beacon Hill Enterprises Ltd.  Beacon Hill holds the license for and operates one of two major Soccer Betting Lottery locations in Guangzhou City, Guangdong Province, People's Republic of China.  In exchange for 1,500,000 shares of the Company's Common Stock, and an investment of up to HK$1,500.000 (US$ 180,050.00), the Company receives 80% of the proceeds of the business profits generated from Asset China's sports betting and lottery assets.  To date, the Company has forwarded HK$900,000.00 (US$108,030.00).

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

Creator Capital Limited
Quarterly Financial Report – Amended Report

September 30, 2004

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

On September 1, 2003, CCL amended its two agreements pertaining to the Chinese Lottery Project.  To date, CCL has not yet received any funds under the agreements with Trade Watch Consultants Ltd (“TWC”) and Lee John Associates (“LJA”).  At this stage, it appears to be highly unlikely that any funds will be forthcoming to CCL in the future.  Therefore, upon detailed re-evaluation and analysis all parties mutually agreed to amend the original agreements.

The original agreement with TWC required a total investment of US$180,050.00 (HK$1,500,000) and the issuance of 1,500,000 CCL common shares to TWC.  To date, CCL has funded US$115,000.00, but has not issued any common shares.  Under a separate agreement between TWC and Beacon Hill Enterprises Ltd. (“BHE”), TWC’s 70% ownership in Beacon Hill has been reduced to 49% (due to the partial completion of the original funding of US$180,050.00).  It is through this investment with BHE, that TWE is able to market the Chinese Soccer Betting Lottery Tickets through the Internet Website (once the website is market functional).

The original agreement with LJA required CCL to issue 500,000 CCL common shares in exchange for 80% of LJA’s business profits generated from its seven sales locations within Guangdong Province, in the People’s Republic of China.  To date, CCL has not received any funds from LJA, nor has CCL issued the 500,000 common shares.

As of August, 2003, CCL had not yet received any funds under the agreements with TWC and LJA.  Therefore, upon detailed re-evaluation and analysis all parties mutually agreed to amend the original agreements.  On September 1, 2003, CCL amended these two agreements as described below:

The Original agreement with TWC required a total investment of US$180,050.00 (HK$1,500,000) and the issuance of 1,500,000 C CL common shares to TWC.  To date, CCL has funded US$115,030.00, but has not issued any common shares.  Initially, both TWC and Beacon Hill Enterprises Ltd. (“BHE”) agreed that TWC’s 70% ownership in Beacon Hill would be reduced to 49% (due to the partial completion of the original funding of US$180,050.00).  The agreement was then finalized as a Licensing arrangement, whereby the US$115,030.00 advanced was deemed to be a one-time, full payment of the license fee to allow TWC to sell lottery tickets through a dedicated website www.worldwidelotteries-china.com.  The 1,500,000 CCL common shares will not be issued as a part of the amended arrangement.

Creator Capital Limited
Quarterly Financial Report – Amended Report

September 30, 2004

The original agreement with LJA required CCL to issue 500,000 CCL common shares in exchange for 80% of LJA’s business profits generated from its seven sales locations within Guangdong Province in the People’s Republic of China.  As of September 1, 2003, CCL had not received any funds from LJA, nor had CCL issued the 500,000 common shares.  This agreement was cancelled on September 1, 2003.

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

On September 19, 2003, CCL’s wholly owned subsidiary, Trade Watch Consultants Ltd. (“TWC”) of the British Virgin Islands, entered into a Licensing Agreement with Action Poker Gaming Inc. (“APG”), a wholly owned subsidiary of Las Vegas From Home.com Entertainment.  The agreement provides for the development and operation of various multi-player poker games, which include but are not limited to, Chinese Poker, Big2, Texas Hold’em, Seven Card Stud, Seven Card Hi/Lo, Five Card Stud, Omaha, Omaha Hi/Lo, Single Table Texas Hold’em Tournaments etc.  This gaming destination may be accessed through TWC’s www.worldwidegaming-asia.com.  A percentage of gaming revenue realized from the website is payable to Action Poker Gaming Inc. on a monthly basis.  Whereas APG has not effected steps to activate the services under this Agreement, CCL has deemed the Agreement in default and has withdrawn.

Through to June 30, 2004, CCL’s principal activities have continued to focus on those outlined for December 31, 2001; 1) the continued assessment on of the Sky Games Inflight Gaming Software.  2) the ongoing management and support of the Sky Play business, despite the worldwide airline economic downturn.  CCL’s Sky Play revenues have decreased from US$561,000 for 2001 to US$326,162 for 2002.  3) final development and testing of www.worldwidelotteries-china.com to resell tickets for the China Soccer Betting Lottery.

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

Net gain before preferred stock dividends of $23,192 for the nine months ended September 30, 2004 compared to a net loss of $1,068 for the nine months ended September 30, 2003 reflects the legal expenses recoveries.

Creator Capital Limited
Quarterly Financial Report – Amended Report

September 30, 2004

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

Item 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency & Market Risk, as Referenced in the United States Securities & Exchange Commission’s Regulation 229.305:

The Company’s cash assets are maintained in U.S. dollars.  Transactions in foreign currencies resulting in the foreign exchange are recorded in the equivalent U.S. dollars at the time of the exchange.  Foreign expenses U.S. dollar value are subject to the changes in the International Currency Market.  All revenues are invoiced, received and maintained in U.S. dollars.  Any foreign currency assets and liabilities are translated into their U.S. dollar equivalent prevailing at each quarter end.  Revenues and expenses are translated at the average of the exchange rate prevailing at the date of exchanges, on a monthly basis.

The Company does not hold any long term money market instruments that are subject to interest rate variations.

Item 4:

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c)) as of a date within 90 days prior to the filing of this Annual Report on Form 10-KSB, have concluded that our disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.  However, the financial statements were not reviewed by an accounting firm registered with the PCAOB, and therefore the company has not met the SEC reporting requirements, and thus is in violation of the Sarbanes-Oxley Act.

(b) Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation.

Creator Capital Limited
Quarterly Financial Report – Amended Report

September 30, 2004

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

CREATOR CAPITAL LIMITED

Dated: August 8, 2005	By: Deborah Fortescue-Merrin __________________________________________ Deborah Fortescue-Merrin Chairman and President

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

Creator Capital Limited
Quarterly Financial Report – Amended Report

September 30, 2004

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

Date:  August 8, 2005

/s/    Deborah Fortescue-Merrin
Deborah Fortescue-Merrin
President & C.E.O.

Creator Capital Limited
Quarterly Financial Report – Amended Report

September 30, 2004

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

(1) (2)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/   Deborah Fortescue-Merrin
--------------------------------------------------
Deborah Fortescue-Merrin
Chief Executive Officer
August 8, 2005

<end>

Creator Capital Limited
Quarterly Financial Report – Amended Report

September 30, 2004