Form 10-Q/A
period 2004-09-30
CREATOR CAPITAL LTD
filed 2006-04-17
CIK 882537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________________________

FORM 10-Q/A

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004  or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES

       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________

Commission file number:  0-22622

________________________________________

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

Interim Consolidated Statements of Operations

Nine Months ended September 30, 2004 and September 30, 2003

Interim Consolidated Statements of Cash Flows

Nine Months ended September 30, 2004 and September 30, 2003

Interim Consolidated Statement of Shareholders’ Deficiency

For the period January 1, 2002 to September 30, 2004

Notes to Consolidated Financial Statements

Management's Discussion and Analysis of Financial Condition and

Results of Operations

SIGNATURES

CERTIFICATION

1 2 3 4 5 6 – 7 8 – 12 13 14

PART II. OTHER INFORMATION

Item 6.(a)	Exhibits 32.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002	15

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CREATOR CAPITAL LIMITED

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Stated in US Dollars)

(Unaudited)

CREATOR CAPITAL LIMITED

INTERIM CONSOLIDATED BALANCE SHEETS

September 30, 2004 and December 31, 2003

(Stated in US Dollars)

(Unaudited)

		September 30,	December 31,
ASSETS		2004	2003

Current
Cash and cash equivalents		$ 45,210	$ 40,817
Accounts and notes receivable		42,970	54,500
Prepaid expenses		2,844	46,167

		91,024	141,484
Equipment		52,862	63,364
Intangible asset		-	115,030

		$ 143,886	$ 319,878

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 3		$ 76,895	$ 229,576
Accrued dividends		1,292,151	1,160,538
Current portion of notes payable		96,322	18,000

		1,465,368	1,408,114
Notes payable		-	66,322

		1,465,368	1,474,436

SHAREHOLDERS’ DEFICIENCY

Class A preferred shares, $0.01 par value
3,000	shares authorized
2,237	shares issued (December 31, 2003: 2,237)	22	22
Class B preferred shares, $0.01 par value
5,000,000	shares authorized
None issued		-	-
Common shares, $0.01 par value
100,000,000	shares authorized
90,795,037	shares issued (December 31, 2003: 90,795,037)	873,027	873,027
Additional paid-in capital		65,405,998	65,405,998
Accumulated deficit		(67,600,529)	(67,433,605)

		(1,321,482)	(1,154,558)

		$ 143,886	$ 319,878

APPROVED ON BEHALF OF THE BOARD: Deborah Fortescue-Merrin Deborah Fortescue-Merrin	Anthony P Clements Anthony P Clements

SEE ACCOMPANYING NOTES

Creator Sept 30/04 10Q/A     -   Page 2

CREATOR CAPITAL LIMITED

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and nine months ended September 30, 2004 and 2003

(Stated in US Dollars)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003

Revenue	$ 40,000	$ 38,600	$ 114,250	$ 126,060

Operating expenses
Amortization and depreciation	3,499	1,236	10,502	3,708
Bad debts	49,252	-	35,277	-
Consulting fees – Note 3	10,500	10,500	31,500	31,500
General and administrative	37,615	25,401	95,456	84,048
Legal	-	20,631	9,294	24,827
Marketing	2,313	6,095	3,442	8,083
Sky Play technical support	-	1,504	8,135	8,838

	103,179	65,367	193,606	161,004

	(63,179)	(26,767)	(79,356)	(34,944)

Other
Write-down of accounts payable	133,333	-	141,370	-
Impairment of intangible assets	(115,030)	-	(115,030)	-
Expense recoveries	-	-	36,649	-
Interest income	48	11	57	157

Net loss	$ (44,828)	$ (26,756)	$ (16,310)	$ (34,787)

Basic and diluted loss per share
Net loss	$ (44,828)	$ (26,756)	$ (16,310)	$ (34,787)
Preferred stock dividends	(50,756)	(50,756)	(150,614)	(150,614)

Loss to common shareholders	$ (95,584)	$ (77,512)	$ (166,924)	$ (185,401)

Net loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding	90,424,191	90,424,191	90,424,191	90,424,191

SEE ACCOMPANYING NOTES

Creator Sept 30/04 10Q/A     -   Page 3

CREATOR CAPITAL LIMITED

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended September 30, 2004 and 2003

(Stated in US Dollars)

(Unaudited)

	2004	2003

Operating activities
Net loss for the period:	$ (16,310)	$ (185,401)
Add items not involving cash
Amortization and depreciation	10,502	3,708
Write-down of accounts payable	(141,370)	-
Impairment of intangible asset	115,030	-
Changes in non-cash working capital items:
Accounts receivable	11,530	(6,970)
Prepaid expenses	43,323	(4,901)
Accounts payable	(11,311)	4,386
Accrued dividends payable	131,613	-

Net cash from (used in) operating activities	143,007	(189,178)

Investing activities
Website	-	(43,143)
Sale of equipment	-	5,724

Net cash used in investing activities	-	(37,419)

Financing activities
Notes payable	12,000	-
Payment of preferred stock dividends	(150,614)	138,114

Net cash used in financing activities	(138,614)	138,114

Net increase (decrease) in cash	4,393	(88,483)

Cash, beginning of the period	40,817	139,338

Cash, end of the period	$ 45,210	$ 50,855

SEE ACCOMPANYING NOTES

Creator Sept 30/04 10Q/A     -   Page 4

CREATOR CAPITAL LIMITED

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

for the period January 1, 2002 to September 30, 2004

(Stated in US Dollars)

(Unaudited)

	Class A Preferred Stock		Common Stock		Additional
	Number of		Number of		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2002	2,237	$ 22	90,795,037	$ 873,027	$ 65,405,998	$ (67,134,048)	$ (855,001)
Net loss	-	-	-	-	-	(98,187)	(98,187)
Preferred stock dividends	-	-	-	-	-	(201,370)	(201,370)

Balance, December 31, 2003	2,237	22	90,795,037	873,027	65,405,998	(67,433,605)	(1,154,558)
Net loss	-	-	-	-	-	(16,310)	(16,310)
Preferred stock dividends	-	-	-	-	-	(150,614)	(150,614)

Balance, September 30, 2004	2,237	$ 22	90,795,037	$ 873,027	$ 65,405,998	$ (67,600,529)	$ (1,321,482)

SEE ACCOMPANYING NOTES

Creator Sept 30/04 10Q/A     -   Page 5

CREATOR CAPITAL LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Stated in US Dollars)

(Unaudited)

Note 1

Interim Reporting

The accompanying unaudited interim financial statements have been prepared by Creator Capital Limited (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2003.

The results of operations for the nine months ended September 30, 2004 are not indicative of the results that may be expected for the full year.

Note 2

Nature and Continuance of Operations

The Company is a Bermuda exempted company which, in June 1997, changed its name from Sky Games International Ltd. (“SGI”) to Interactive Entertainment Limited and on September 27, 2000 changed its name to Creator Capital Limited.

The Company’s activities have been focused on providing in-flight gaming and entertainment software and services by developing, implementing and operating or licensing computerized video gaming and other entertainment software on, but not limited to the aircraft of international commercial air carriers.  Gaming software was marketed using the name Sky Games TM and the entertainment software is marketed using the name Sky Play.  The Company has also developed a marketing Internet website for the purpose of international sales of tickets in the People’s Republic of China’ soccer betting lottery.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2004, the Company had not yet achieved profitable operations, has accumulated losses of $67,600,529 since its inception, and has a working capital deficiency of $1,374,344 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Creator Sept 30/04 10Q/A     -   Page 6

Note 3

Related Party Transactions

During the three and nine-months ended September 30, 2004, the Company paid $10,500 and $31,500 respectively (September 30, 2003: $10,500 and $31,500) for consulting services to a company controlled by the President of the Company.  These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

Included in accounts payable at September 30, 2004 is $14,863 (December 31, 2003: $12,188) due to a company controlled by the President of the Company.  The amounts due represents unpaid consulting fees and expense reimbursements.  These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

Note 4

Stock Options

A summary of the Company's stock option activity and related information follows:

	Nine months ended September 30,
	2004		2003
		Weighted		Weighted
		Average		Average
	#	Exercise	#	Exercise
	Options	Price	Options	Price

Outstanding at beginning of year	950,000	$0.50	1,000,000	$0.49
Expired	-	-	50,000	$0.35

Outstanding and exercisable at end of the year	950,000	$0.50	950,000	$0.50

Weighted average fair value of options granted during the period		$ -		$ -

Exercise prices for stock options outstanding at September 30, 2004, ranged from $0.14 to $4.13.  The weighted average remaining life of the outstanding stock options is approximately 3 years.

The fair value of the share purchase options at the date of the grant was determined using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0.0%
Expected volatility	0.0%
Risk-free interest rate	1.5% to 3%
Weighted average expected term in years	4 years

Note 5

Economic Dependence

During the three and nine months ended September 30, 2004, three customers accounted for 35.1%, 33.8% and 31.1% and 36.9%, 29.6% and 32.8%, respectively, of total sales.  During the three and nine months ended September 30, 2003, four customers accounted for 32.3%, 14.8% , 27.1% and 25.8%, and 33.0%, 19.3%, 21.3% and 26.4% respectively of total sales.

Creator Sept 30/04 10Q/A     -   Page 7

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

Creator Sept 30/04 10Q/A     -   Page 8

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

Creator Sept 30/04 10Q/A     -   Page 9

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

As of September 30, 2004, CCL was unable to appoint a new Chinese Agent for the WorldWide Lotteries.  This resulted in the lapsing of the licensing agreement.  The license fee paid was written off.  The online purchasing and processing software developed could be integrated into the future applications of Sky Games.

Results of Operations

Nine Months Ended September 30, 2004 and 2003

Being unable to appoint a replacement Chinese Agent for the WorldWide Lotteries, the license fee paid of $115,030 has been written off.

Creator Sept 30/04 10Q/A     -   Page 10

The Prepaid Asset with Virgin Atlantic has been written down due to its age and probability of realizing its face value.

The payable booked for a previous management member of $133,333 was written off during the period.

Revenue consists of fees generated from the rental of the Sky Play PC based amusement games to the Airline Industry.  They are utilized by airline clients to provide in-flight entertainment on their airlines.  Operations revenue for the nine months ended September 30, 2004 was $114,250 compared to $126,060 for September 30, 2004.

General and administrative expense was $84,046 in the 2003 period and 95,456 in the 2004 period.

Consulting and contract labor expenses remained at $31,500.

Product marketing decreased from $8,083 to $3,442 for the 2004 period.

During the Period $9,294 was expended on Legal Fees relating to general corporate affairs.  The $24,827 expended in the 2003 Period related to legal fees incurred during the arbitration process.

Depreciation and amortization expenses increased from $3,708 to $10,502.

Net loss before preferred stock dividends of $16,310 for the nine months ended September 30, 2004 compared to a net loss of $34,787 for the nine months ended September 30, 2003 reflects the legal expenses recoveries.

Liquidity and Capital Resources

At September 30, 2004, the Company had a working capital deficit of $1,374,344.  The accruing preferred share dividends payable contributed substantially to this deficit.  The Company had negative cash flow from operations during the nine months ended September 30, 2004.  It has been sufficient to provide the necessary funds for marketing, for continued development of the Company's products but not adequate to fund payment of the Company's dividend obligations on outstanding preference shares.  The Company negotiated a restructuring and reduction of certain amounts owed to two of its largest creditors and to a best efforts deferred payment plan on these obligations.

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

Creator Sept 30/04 10Q/A     -   Page 11

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

Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c)) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-Q/A, have concluded that our disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation.

(c) Reviewed Financial Statements

The financial statements included herein, have been reviewed by an Auditing Firm registered with the PCAOB of the United States.

Creator Sept 30/04 10Q/A     -   Page 12

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

CREATOR CAPITAL LIMITED

Dated: April 12, 2006	By: Deborah Fortescue-Merrin __________________________________________ Deborah Fortescue-Merrin Chairman and President

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE	TITLE	DATE

/s/ Anthony P. Clements Anthony P. Clements /s/ Alexander Downie Alexander Downie /s/ Deborah Fortescue-Merrin Deborah Fortescue-Merrin /s/ Anastasia Kostoff-Mann Anastasia Kostoff-Mann	Director President, C.E.O., & Director Chairman & Director Vice President and Director	April 12, 2006 April 12, 2006 April 12, 2006 April 12, 2006

Creator Sept 30/04 10Q/A     -   Page 13

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

Date:  April 12, 2006

/s/    Deborah Fortescue-Merrin

Deborah Fortescue-Merrin

Chairman & Director

Creator Sept 30/04 10Q/A     -   Page 14

Item 6.(a)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Creator Capital Limited (the "Company") on Form 10-Q for the period ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Deborah Fortescue-Merrin, Chairman of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/   Deborah Fortescue-Merrin

--------------------------------------------------

Deborah Fortescue-Merrin

Chairman

April 12, 2006

Creator Sept 30/04 10Q/A     -   Page 15